Form 10QSB
period 2001-10-31
MEDICALCV INC
filed 2001-12-17
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number  0-33295

MedicalCV, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

9725 South Robert Trail

Inver Grove Heights, Minnesota 55077

(651) 452-3000

(Address of Principal Executive Offices and Issuer's

Telephone Number, including Area Code)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

As of December 17, 2001, the issuer had outstanding 7,843,834 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer's initial public offering.

PART I

ITEM 1       Financial Statements

MEDICALCV, INC.

Consolidated Balance Sheet

	October 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,884	$111,977
Trade and accounts receivable, net	1,138,342	1,125,560
Inventories	2,334,357	2,172,035
Prepaid expenses and other assets	251,233	127,354
Total current assets	3,881,816	3,536,926
Property, plant and equipment, net	1,343,865	1,446,382
Deferred financing costs, net of accumulated amortization of $164,067 and $111,415 respectively	242,400	233,936
Other assets	1,395	1,394
Total assets	$5,469,476	$5,218,638

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Convertible subordinated bridge notes, net of unamortized discounts	$7,969	$
Current portion of long-term debt	41,427	42,460
Current portion of capital lease obligations	56,892	61,552
Accounts payable	692,091	511,340
Accrued expenses	424,108	314,524
Total current liabilities	1,222,487	929,876
Long-term debt, less current portion	2,810,292	1,786,987
Capital lease obligations less current portion	50,315	72,504
Total liabilities	4,083,094	2,789,367

Shareholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 6,343,834 shares issued and outstanding	63,438	63,438
Additional paid-in capital	11,002,169	10,490,378
Deferred stock-based compensation	(12,236)	(16,824)
Accumulated deficit	(9,666,989)	(8,107,721)
Total shareholders' equity	1,386,382	2,429,271
Total liabilities and shareholders' equity	$5,469,476	$5,218,638

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	October 31, 2001	October 31, 2000	October 31, 2001	October 31, 2000

Net sales	$830,864	$741,928	$1,472,215	$1,312,502
Cost of goods sold	487,014	452,820	957,373	866,073
Gross profit	343,850	289,108	514,842	446,429

Operating expenses:
Sales and marketing	487,129	523,317	936,972	724,294
General and administrative	337,325	254,052	704,715	472,430
Engineering and regulatory	163,373	165,482	370,497	471,665
Total operating expenses	987,827	942,851	2,012,184	1,668,389
Loss from operations	(643,977)	(653,743)	(1,497,342)	(1,221,960)

Other (expense) income:
Interest expense	(57,331)	(11,315)	(99,537)	(60,119)
Interest income	16,055	12,525	16,197	12,525
Other income (expense)	6,775	(583)	21,414	35,419
Total other (expense) income	(34,501)	627	(61,926)	(12,175)
Net loss	$(678,478)	$(653,116)	$(1,559,268)	$(1,234,135)
Basic and diluted net loss per share	$(.11)	$(.11)	$(.25)	$(.22)
Shares used in computing basic and diluted net loss per share	6,343,834	6,193,834	6,343,834	5,608,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended October 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(1,559,268)	$(1,234,135)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	147,523	147,118
Amortization	52,651	32,788
Provision for doubtful accounts	113,623
Provision for inventory obsolescence	24,445
Stock-based compensation	18,754
Accretion of discount on convertible subordinated bridge notes	5,094
Changes in assets and liabilities:
Accounts receivable	(85,405)	136,156
Inventories	(186,767)	(93,510)
Prepaid expenses and other assets	(123,880)	(28,439)
Accounts payable	180,751	(277,813)
Accrued expenses	109,584	3,673
Net cash used in operating activities	(1,302,895)	(1,314,162)

Cash flows from investing activities:
Purchase of property, plant and equipment	(45,006)	(56,160)
Loan to UROPACE	(41,000)
Net cash used in investing activities	(86,006)	(56,160)

Cash flows from investing activities:
Borrowings on bank line of credit	1,522,305	760,000
Principal payments on bank line of credit	(475,000)	(1,980,000)
Principal payments on other long-term debt	(25,033)	(8,612)
Deferred financing costs	(61,115)
Issuance of convertible subordinated bridge notes	500,000
Principal payments under capital lease obligations	(26,849)	(46,203)
Issuance of warrants	500
Issuance of common stock		2,924,999
Net cash provided by financing activities	1,434,808	1,650,184

Net increase in cash and cash equivalents	45,907	279,862
Cash and cash equivalents at beginning of year	111,977	93,095
Cash and cash equivalents at end of period	$157,884	$372,957
Non-cash investing and financing activities:
Land special assessments due in future years, net	54,000
Discount on convertible subordinated bridge notes related to warrants and beneficial conversion feature	497,125

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Notes to Consolidated Financial Statements

(1)                                  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by MedicalCV, Inc. (the Company) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in MedicalCV's Registration Statement on Form SB-2, as amended.

The consolidated balance sheet as of October 31, 2001, the consolidated statement of operations for the three and six months ended October 31, 2001 and 2000, and the consolidated statement of cash flows for the six months ended October 31, 2001 and 2000 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods but are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2002.

(2)                                  Net Loss Per Share:

Net loss per share is computed under the provisions of SFAS No. 128, "Earnings Per Share."  Basic net loss per common share is computed using the net loss and weighted-average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the three and six month periods ended October 31, 2001 and 2000 since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants for the purchase of an aggregate of 1,650,640 and 1,019,340 shares of the Company's common stock at October 31, 2001 and 2000, respectively.

(3)                                  Inventories

	October 31,	April 30,
	2001 (unaudited)	2001

Raw materials	$678,544	$664,990
Work-in-process	523,064	423,570
Finished goods	1,132,749	1,083,475
	$2,334,357	$2,172,035

(4)                                  Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which addresses accounting and financial reporting for business combinations.  Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets acquired individually or with a group of other assets, except for those acquired in a business combination, should be accounted for in financial statements upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Both of these statements are effective in their entirety for the Company on May 1, 2002.  The adoption of these statements will not have a material impact on the current financial position or the results of operations of the Company.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets” which address accounting and financial reporting for long-lived assets.  This statement is effective for the Company on May 1, 2002.  The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.

(5)                                  Convertible Subordinated Bridge Notes

On August 21, 2001, the Company sold units of convertible subordinated bridge notes (Notes) with an aggregate principal amount of $500,000 and redeemable warrants to purchase an aggregate of 500,000 shares of the Company’s common stock for total proceeds of $500,500.  Each unit consisted of a $25,000 principal amount 10% convertible subordinated bridge note and redeemable warrants to purchase 25,000 shares of the Company’s common stock at a price of $6.50 per share.  The Notes are unsecured and are due in August 2002, but may be converted into shares of the Company’s common stock at any time before repayment at a price of $4.50 per share.  The Company has the option to prepay the Notes without premium or penalty.  If the fair value of the Company’s common stock or units equals or exceeds $8.50 per share, for ten consecutive trading days, the Company may, at is option, redeem the outstanding warrants for $0.01 each.  The warrants are immediately exercisable and have a term of five years.

The allocated fair value of the warrants of $308,236 and the value of the beneficial conversion feature of $188,889 as of August 21, 2001 are accounted for as a discount on the Notes.  This discount, which is presented as a reduction of the face value of the Notes on the consolidated balance sheet, is being amortized as part of interest expense over the one-year life of the Notes using the effective interest method.   As of October 31, 2001, the aggregate unamortized balance of the discount was $491,031.

(6)                                  Segment Information

The Company views its operations and manages its business as one segment, the manufacturing and marketing of mechanical heart valves.  Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker.

The following table summarizes net sales by geographic area:

	Three Months Ended		Six months ended
	October 31,		October 31,
	2001	2000	2001	2000
Europe	$503,998	$398,277	$944,840	$685,438
South Asia	142,360	106,650	256,740	271,450
Middle East	41,184	84,021	85,271	137,521
Far East	132,362	96,893	174,304	130,350
Africa		40,000		40,000
Other	10,960	16,087	10,960	47,743
	$830,864	$741,928	$1,472,215	$1,312,502

(7)                                  Subsequent Event – Initial Public Offering

On November 27, 2001, the Company completed an initial public offering (IPO).  In connection with the IPO, the Company issued 1,500,000 units at a price of $4.50 per unit for gross proceeds of $6,750,000.  After estimated offering costs, the Company expects net proceeds of approximately $5,400,000.  The underwriter has a 45-day option to purchase an additional 225,000 units from the Company to cover over-allotments, if any.  Each unit consisted of one share of common stock and one redeemable Class A Warrant. Each Class A Warrant becomes exercisable, and may be transferred separately from the common stock, 18 months after the effectiveness of the initial public offering, which is May 20, 2003.  When each Class A Warrant becomes exercisable, the holder will be entitled to purchase, at any time until three years after the effectiveness of the offering, which is Nov. 20, 2004, one share of common stock at an exercise price of $6.50 per share, subject to customary anti-dilution adjustments.  The Company may redeem the Class A Warrants for $0.01 per warrant at any time once they become exercisable, upon ten business days’ written notice, if the closing price of the Company’s common stock or units exceeds $8.50, subject to customary anti-dilution adjustments, for any ten consecutive trading days before such notice.

ITEM 2                   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words "anticipates," "believes," "expects," "intends," "plans," "estimates" and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Cautionary Statement filed as an exhibit hereto.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements.  Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us.  We caution you to keep in mind the cautions and risks described in this document and in our Cautionary Statement and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear.

Overview

We manufacture and market mechanical heart valves known as the Omnicarbon Series 3000 and Series 4000.  Our heart valves are used to treat heart valve failure caused by the aging process, heart diseases, prosthetic heart valve failure and congenital defects.  To date, we have distributed the Omnicarbon 3000 and 4000 heart valves primarily in Europe, South Asia, the Middle East and the Far East.  In fiscal year 2001, we derived 57.2% of our net sales from Europe.  As an innovator of heart valve technology, we have more than 30 years of experience in developing, manufacturing and marketing five generations of heart valves, and we have sold more than 135,000 heart valves worldwide.

On July 26, 2001, the FDA gave us notice of premarket approval to sell our Omnicarbon 3000 heart valve in the U.S., the largest geographic market for mechanical heart valves.  In anticipation of FDA premarket approval, we invested in our sales and marketing infrastructure, including adding sales management to our staff in fiscal year 2001 and recruiting field sales representatives to call on domestic surgery centers in the U.S.  Based upon our Omnicarbon heart valve's 17 years of implants in patients in Europe, we believe that we can establish a competitive position in the mechanical heart valve industry in the U.S. and leverage this position into other critical areas of cardiothoracic surgery.  We also expect that our ability to market the Omnicarbon 3000 heart valve in the U.S. will favorably affect our international sales, as many cardiovascular surgeons and others who make purchasing decisions are aware of the FDA's rigorous premarket approval process and consider it to be a validation of the safety and efficacy of medical devices.  The first implant of our Omnicarbon 3000 heart valve in the United States took place in December 2001.

The worldwide heart valve market is dynamic and highly competitive.  In addition, technology and competitive offerings, such as new tissue heart valves, place increased pressure on us as we seek to increase our market share and revenue.  For more information regarding these risks, you should review our Cautionary Statement filed as an exhibit hereto.

In November 2001, we completed our initial public offering.  We sold 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, on November 27, 2001.  Each unit was sold for $4.50, resulting in gross proceeds of $6,750,000.  After estimated offering costs, we expect our net proceeds to be approximately $5,400,000.  The underwriter has a 45-day option to purchase an additional 225,000 units from us to cover over-allotments, if any.

Three and Six Months Ended October 31, 2000 and 2001

Our operating results, expressed as a percentage of net sales, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.6%	61.0%	65.0%	66.0%

Gross profit	41.4%	39.0%	35.0%	34.0%

Operating expenses:

Sales and marketing	58.6%	70.5%	63.6%	55.2%
General and administrative	40.6%	34.2%	47.9%	36.0%

Engineering and regulatory	19.7%	22.3%	25.2%	35.9%

Total operating expenses	118.9%	127.1%	136.7%	127.1%

Loss from operations	(77.5%)	(88.1%)	(101.7%)	(93.1%)

Other (expense) income
Interest expense	(6.9%)	(1.5%)	(6.8%)	(4.6%)
Interest income	1.9%	1.7%	1.1%	1.0%
Other (expense) income	0.8%	(0.1%)	1.5%	2.7%

Total other (expense) income	(4.2%)	0.1%	(4.2%)	(0.9%)

Net loss	(81.7%)	(88.0%)	(105.9%)	(94.0%)

Results of Operations for the Three and Six Months Ended October 31, 2000 and 2001

Net Sales.  Our net sales for the second quarter of fiscal year 2002 were $830,864, an increase of 12.0% over the second quarter of fiscal year 2001. Net sales for the first six months of fiscal year 2002 were $1,472,215, an increase of 12.2% over the first six months of fiscal year 2001. Correspondingly, unit sales increased 5.0% in the second quarter of fiscal year 2002 compared to the second quarter of fiscal year 2001.  Unit sales increased 3.2% in the first six months of fiscal year 2002 compared to the first six months of fiscal year 2001.  The increase in net sales and unit sales resulted primarily from growth in our base business related to our distributors in Europe offset by declines in the Middle East.

During the second quarter of fiscal year 2002, we continued to decrease our marketing emphasis on the Omniscience heart valve, which has been implanted since 1978.  Net sales from Omniscience heart valves in the second quarter of fiscal year 2002 were $3,600 compared to $53,650 in the second quarter of fiscal year 2001, a decline of 93.3%.  Net sales from Omniscience heart valves in the first six months of fiscal year 2002 were $29,100 compared to $104,760 in the first six months of fiscal year 2001, a decline of 72.2%.  This decline was consistent with our strategy to increase our marketing efforts on Omnicarbon heart valves.  The decision to de-emphasize the Omniscience heart valve was based upon the superior clinical performance and acceptance of the Omnicarbon heart valve.

In the first six months of fiscal years 2002 and 2001, substantially all of our sales were denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not subjected us to significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in yen.  We recognize that a strong U.S. dollar can adversely affect unit sales payable in currencies other than U.S. dollars for our foreign distributors.

Cost of Goods Sold.  Cost of goods sold consists of the costs to manufacture a heart valve, including all variable costs such as raw material, labor, scrap, packaging, sterilization and documentation plus fixed overhead costs associated with supporting manufacturing, and fixed facility expenses allocated to manufacturing.

Our cost of goods sold in the second quarter of fiscal year 2002 was $487,014 compared to $452,820 for the second quarter of fiscal year 2001, representing a 7.6% increase.  Our gross profit margin as a percentage of net sales for the second quarter of fiscal year 2002 was 41.4% compared to 39.0% for the second quarter of fiscal year 2001. Our cost of goods sold in the first six months of fiscal year 2002 was $957,373 compared to $866,073 for the first six months of fiscal year 2001, representing a 10.5% increase.  Our gross profit margin as a percentage of net sales for the first six months of fiscal year 2002 was 35.0% compared to 34.0% for the first six months of fiscal year 2001.  The results for the second quarter of fiscal year 2002 included $33,249 of production scrap compared to $103,062 for the second quarter of fiscal year 2001.  The results for the first six months of fiscal year 2002 included $134,913 of production scrap compared to $166,512 for the first six months of fiscal year 2001.  To effect this reduction of scrap and to enhance gross margins, we implemented a planned production shutdown (in the first quarter of fiscal year 2002) during which we integrated new carbon manufacturing and process technologies used to produce components for the Omnicarbon 4000 heart valve.  This 60-day production shutdown began in late June 2001 and clinical production resumed in late August 2001 as new equipment and manufacturing procedures were integrated into manufacturing.  Our strategy is to obtain FDA approval of this process for the manufacture of heart valves sold in the U.S.  If we obtain FDA approval, we believe our gross margin will improve because of reduced costs to manufacture our total line of heart valves.

Sales and Marketing.  Our sales and marketing expenses decreased from $523,317 in the second quarter of fiscal year 2001 to $487,129 in the second quarter of fiscal year 2002, representing a decrease of 6.9%.  Sales and marketing expenses for the second quarter of fiscal year 2002 were 58.6% of net sales compared to 70.5% of net sales for the second quarter of fiscal year 2001.  Sales and marketing expenses decreased from $936,972 in the first six months of fiscal year 2001 to $724,294 in the first six months of fiscal year 2002, representing a decrease of 29.4%.  Sales and marketing expenses for the first six months of fiscal year 2002 were 63.6% of net sales compared to 55.2% of net sales for the first six months of fiscal year 2001.  The second quarter decrease was primarily attributable to a shift in timing of promotional programs in Europe and the Pacific Rim markets compared to the same period one year ago.  Expenditures for marketing activities are projected to increase as we spend more to increase our marketing efforts internationally and domestically.  We feel it is critical for our long term success that we provide increased management supervision and marketing support materials to our foreign distributors and U.S. sales representatives. We believe such increase in management and marketing support will continue to positively impact our operating results.  Our overall marketing strategy is to promote the superior clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses increased 32.8% from $254,052 in the second quarter of fiscal year 2001 to $337,325 for the second quarter of fiscal year 2002.  General and administrative expenses were 40.6% of net sales for the second quarter of fiscal year 2002 compared to 34.2% for the second quarter of fiscal year 2001. General and administrative expenses increased 49.2% from $472,430 in the first six months of fiscal year 2001 to $704,715 for the first six months of fiscal year 2002.  General and administrative expenses were 47.9% of net sales for the first six months of fiscal year 2002 compared to 36.0% for the first six months of fiscal year 2001. The majority of these increases were due to increased legal and audit fees and increased stock based compensation expenses.

Engineering and Regulatory.  Engineering and regulatory expenses decreased from $165,482 in the second quarter of fiscal year 2001 to $163,373 for the second quarter of fiscal year 2002, representing a decrease of 1.3%.  Engineering and regulatory expenses were 19.7% of net sales in the second quarter of fiscal year 2002 and 22.3% in the second quarter of fiscal year 2001.  Engineering and regulatory expenses decreased from $471,665 in the first six months of fiscal year 2001 to $370,497 for the first six months of fiscal year 2002, representing a decrease of 21.4%.  Engineering and regulatory expenses were 25.2% of net sales in the first six months of fiscal year 2002 and 35.9% in the first six months of fiscal year 2001.  We spent $105,163 on engineering expense for the second quarter of fiscal year 2002 compared to $120,438 for the second quarter of fiscal year 2001, representing a decrease of 12.7%. We spent $248,339 on engineering expense for the first six months of fiscal year 2002 compared to $390,152 for the first six months of fiscal year 2001, representing a decrease of 36.3%. These decreases were the result of a shift of priorities from new product development to installation of new equipment and processes for the production of the Omnicarbon 4000 heart valve.  In contrast, regulatory expenses increased from $45,044 in the second quarter of fiscal year 2001 to $58,210 in the second quarter of fiscal year 2002.  This increase of 29.2% was the result of increased regulatory expenses associated with obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S. and was comprised largely of legal fees, the cost of label changes for the product dictated by the FDA and consulting fees paid to clinical experts.  Regulatory expenses decreased from $122,158 in the first six months of fiscal year 2001 to $81,512 in the first six months of fiscal year 2002.

Other (Expense) Income.  Interest expense increased to $57,331 in the second quarter of fiscal year 2002 from $11,315 in the second quarter of fiscal year 2001 due to an increase in bank borrowings.  Interest expense increased to $99,537 in the first six months of fiscal year 2002 from $60,119 in the first six months of fiscal year 2001 also due to the increase in bank borrowings.  Other income was up $7,358 in the second quarter of fiscal year 2002 from an expense of $583 in the second quarter of fiscal 2001 to an income of $6,775 largely due to sales tax refunds.

Income Tax Provision.  In light of our recent history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through the second quarter of fiscal year 2002 due to the inherent uncertainty of predicting the sufficiency of future taxable income necessary to realize our deferred tax assets.

Loss from Operations.  As of October 31, 2001, we had an accumulated deficit of $9,666,989.  We have incurred losses in each of the last five fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S.  Our strategy had been to invest in technology to better position us competitively once FDA premarket approval was obtained.  We expect cumulative net losses to continue at least through fiscal year 2003 because of anticipated spending necessary to market the Omnicarbon 3000 heart valve in the U.S. and to establish and maintain a strong marketing organization for domestic and foreign markets.

Liquidity and Capital Resources

Net cash used in operating activities was $1,302,895 in the six months ended October 31, 2001 compared to $1,314,162 in the six months ended October 31, 2000.  The decrease of $49,848 was primarily due to improvement in working capital balances that offset the increase in the net loss.  In addition, we also increased our inventory of Omnicarbon 4000 heart valves so as to provide sufficient finished goods inventory in anticipation of a planned 60-day production shutdown at the beginning of fiscal year 2002.  Our production shutdown commenced in late June 2001 and clinical production resumed in late August 2001.  The shutdown involved improvements in equipment, production controls and production methods in some areas of production involving the carbon components associated with the Omnicarbon 4000 heart valve.

Net cash used in investing activities was $86,006 in the first six months ending October 31, 2001 compared to $56,160 in the first six months ended October 31, 2000.  Net cash used in investing activities was $516,344 in fiscal year 2001 and $141,129 in fiscal year 2000.  We invested $362,344 in fiscal year 2001 and $141,129 in fiscal year 2000 in the purchase of equipment to support our proprietary pyrolytic carbon coating process for Omnicarbon 4000 heart valves.  As described in Commitments and Contingent Liabilities, we loaned $154,000 to UROPACE during fiscal year 2001 and an additional $41,000 in the first two quarters of fiscal year 2002.

Net cash provided by financing activities was $1,434,808 in the first six months ending October 31, 2001 compared to $1,650,184 in the first six months ending October 31, 2000.  In the first six months of fiscal year 2002, the primary source of cash from financing activities was our net increased borrowings of $1,047,305 on our line of credit and the proceeds of $500,000 from the sale of convertible subordinated bridge notes.  In the first quarter of fiscal year 2001, we obtained proceeds of $2,925,000 from the issuance of 1,170,000 shares of our common stock in a private placement.  Net cash provided by financing activities was $3,045,924 in fiscal year 2001 and $406,654 in fiscal year 2000.  The increase in cash in fiscal year 2001 was driven by our private placement of common stock issued in the first quarter.  We also received $41,249 in fiscal year 2001 and $80,750 in fiscal year 2000 from the exercise of options.  The balance of the increase between fiscal year 2000 and fiscal year 2001 was derived from a combination of increased borrowings under our bank line of credit and repayments of amounts due on other long-term financing arrangements.

Since March 1992, our primary source of funding has been private sales of equity securities, which totaled $9,775,704 in gross cash proceeds through October 31, 2001.  We have also funded our operations through secured equipment financing term loans and equipment leases.  In addition, we financed our operations since fiscal year 2000 through a bank line of credit secured by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  Under this line of credit, we are able to borrow up to an aggregate of $2,500,000.  This line of credit will expire in November 2002.  Amounts borrowed under this line of credit generally bear interest at the prime rate.  As of October 31, 2001, $45,618 was available to us under this line of credit.

As part of our credit agreement with Associated Bank Minnesota, we were required to maintain a minimum tangible net worth of not less than $3,000,000, measured as of the last day of each fiscal quarter.  At April 30, 2000 and 2001, we failed to comply with the minimum tangible net worth covenant.  On August 24, 2001, Associated Bank Minnesota waived such covenant defaults, and we amended our credit agreement, which now provides that we must maintain a minimum tangible net worth of not less than $1,000,000, measured as of the last day of each calendar month.  As of November 11, 2001, we had utilized our line of credit in full.

In August 2001, we sold $500,000 principal amount of 10% convertible subordinated bridge notes due August 2002, along with five-year warrants to purchase 500,000 shares of common stock at an exercise price of $6.50 per share.  The unsecured notes may be converted into shares of our common stock at any time before repayment at a price of $4.50 per share.  We may require conversion of the notes into common stock at a price of $6.50 per share if the closing price of our common stock or units equals or exceeds $8.50, subject to customary anti-dilution adjustments, for ten consecutive trading days.

In November 2001, we completed an initial public offering (IPO) in which 1,500,000 units consisting of one share of common stock and one redeemable Class A warrant were sold at a per unit price of $4.50 yielding gross proceeds of $6,750,000.  The Underwriter of the offering has the option to purchase the remaining 225,000 units of the registered offering until January 5, 2002.  The expected net proceeds are approximately $5,400,000.

We expect to continue developing our business and to build market share in the U.S. now that we have FDA premarket approval of our Omnicarbon 3000 heart valve for sales in the U.S.  These activities will require significant expenditures to develop, train and supply marketing materials to our independent sales representatives and to build our sales and marketing infrastructure.  As a result, we anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  Although we have no commitment for these expenditures, we currently anticipate spending approximately $3,430,000 in fiscal year 2002 and approximately $4,700,000 in fiscal year 2003.  In addition, we project capital expenditures of approximately $212,000 for fiscal year 2002 and approximately $418,000 for fiscal year 2003 to increase manufacturing capacity in certain functions and make necessary improvements to our corporate facility.  The actual amounts and timing of our capital expenditures will vary depending upon the speed at which we are able to expand our distribution capability in domestic and international markets.  We believe that the net proceeds from our IPO, will be sufficient to fund our operating needs, capital expenditures and working capital requirements through fiscal year 2003.

We expect that our operating losses and negative operating cash flow will continue in fiscal years 2002 and 2003 as we expand our manufacturing capabilities, continue increasing our corporate staff to support the U.S. roll-out of our Omnicarbon 3000 heart valve, and add marketing programs domestically and internationally to build awareness of and create demand for our Omnicarbon heart valves.  We expect that additional financing may be required following fiscal year 2003.  We may seek to obtain additional financing through a combination of the sale of equity or debt securities and commercial bank borrowings.  Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•                  our manufacturing and development costs or projections prove to be inaccurate,

•                  we determine to license or develop additional technologies,

•                  we experience substantial delays in obtaining FDA clearance of our proprietary carbon coating process for heart valves sold in the U.S. market, or

•                  we make acquisitions.

We cannot assure you that we will be able to raise sufficient capital on terms that we consider acceptable, or at all.  If we are unable to obtain adequate funds on acceptable terms, our ability to fund the expansion of our business or respond to competitive pressures would be significantly impaired.

Commitments and Contingent Liabilities

In July 1998, we entered into a three-year supply agreement with Sulzer Carbomedics, the source of certain raw material components used in the manufacture of our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provides that we purchase a minimum number of raw material units each calendar year through 2003.  Under the terms of the agreement, we are required to compensate Sulzer Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We did not meet the minimum purchase requirements in calendar year 1999 or calendar year 2000.  In addition, we do not believe we will meet the minimum purchase requirement for calendar year 2001.  As a result, we expensed $239,907 in fiscal year 2000, and $108,174 in fiscal year 2001.  We expensed $100,000 in the first six months of fiscal year 2002 and expensed $41,533 in the first six months of fiscal year 2001.  These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Sulzer Carbomedics.

In July 1995, we established a wholly owned subsidiary, UROPACE, Inc., to commercialize technology for treating female urinary incontinence.  On November 1, 2000, we completed the spin-off of UROPACE to our existing shareholders.  The separation was effected by transferring from our company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Our shareholders of record on September 15, 2000 received one share of common stock of UROPACE for each 6.882 shares of our common stock they held on that date.  The assets transferred to UROPACE had no book value at November 1, 2000, and the operations of UROPACE before the spin-off had no revenues and minimal expenses during fiscal year 2000 and fiscal year 2001.  As a part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5% of UROPACE's future annual net sales until the note and interest is paid in full.  At October 31, 2001, we had loaned UROPACE $195,000.  Due to the development stage of UROPACE and the uncertainty associated with the collection of this amount, we have recorded an allowance for the entire balance of the loan at October 31, 2001, with the corresponding expense included in other (expense) income in the Consolidated Statement of Operations.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Disposal of Long-Lived Assets" which addresses accounting and financial reporting for long-lived assets.  This statement is effective for us on May 1, 2002.  The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses accounting and financial reporting for business combinations.  Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets acquired individually or with a group of other assets, except for those acquired in a business combination, should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Both of these statements are effective in their entirety for our company on May 1, 2002.  The adoption of these statements will not have a material impact on our current financial position or our results of operations.

Qualitative and Quantitative Disclosures About Market Risk

We develop our products in the U.S. and market our products globally.  Because we continue to derive our revenue primarily from sources outside of the U.S., our financial results could be affected by many factors, such as changes in currency exchange rates or weak economic conditions in foreign markets.  Substantially all of our sales are denominated in U.S. dollars.  A strengthening of the U.S. dollar could make our products less competitive in foreign markets.  We do not currently participate in any currency hedging activities to mitigate this risk.  We intend to assess the need to use financial instruments to hedge our exchange rate exposure on an ongoing basis.  Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments and our long-term debt and available line of credit require interest payments calculated at variable rates.  Based on the current nature and levels of our investments and debt, however, we believe that we currently have no material market risk exposure.

Our general investing policy is to limit market and credit risk and the risk of principal loss.  All liquid investments with original maturities of three months or less are considered to be cash equivalents.

PART II                                               OTHER INFORMATION

ITEM 1                                                        Legal Proceedings

                                                                                                As of October 31, 2001, we were not a party to any litigation.

ITEM 2                                                        Changes in Securities and Use of Proceeds

(c)                                  On August 21, 2001, we issued $500,000 principal amount of 10% convertible subordinated bridge notes to 13 accredited investors with five-year warrants to purchase 500,000 shares of common stock at an exercise price of $6.50 per share.  We received gross cash proceeds of $500,500 in consideration of the bridge notes and the warrants.  We paid a cash commission of $40,040 and a non-accountable expense allowance of $5,005 to Equity Securities Investments, Inc. in connection with this transaction.  We issued the securities in a private placement transaction not involving a public offering and not involving a general solicitation.  We issued the securities to individuals who represented that (a) they were acquiring the securities for investment purposes, (b) they were "accredited investors" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act, and (c) they had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of investment as required by Rule 506(b)(2)(ii) under the Securities Act.  We believe that this transaction was exempt from registration under Section 4(2) of the Securities Act and within the safe harbor provided by Rule 506 of Regulation D under the Securities Act.

(d)                                   Our Registration Statement on Form SB-2 (File No. 333-68884) was declared effective by the SEC on November 20, 2001, and our initial public offering commenced on November 21, 2001.  We closed on the sale of 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, on November 27, 2001.  Equity Securities Investments, Inc. served as underwriter of the above-described securities.

                                                  We registered an aggregate offering amount of 1,725,000 units with an estimated aggregate offering price of $7,762,500 (based on an offering price per unit of $4.50).  We sold 1,500,000 of the units we registered at a price of $4.50 per unit, resulting in gross proceeds of $6,750,000.  The underwriter has a 45-day option to purchase the remaining 225,000 units from us to cover over-allotments, if any.

                                                  Through October 31, 2001, we had paid total expenses of $38,187 in connection with our initial public offering.  Such expenses represent:  (1) $25,000 in expenses paid to our underwriter, (2) $7,443 in blue sky filing fees, (3) $1,000 in Nasdaq listing fees, and (4) $4,744 in SEC registration fees.

                                                  In addition to the foregoing, through the date of closing of our IPO, we paid:  (1) $675,000 in underwriting discounts and commissions paid to our underwriter, (2) $177,500 in expenses paid to our underwriter, and (3) $9,000 in Nasdaq listing fees.

                                                  In the third quarter of fiscal year 2002, we expect to pay the following additional expenses in connection with our initial public offering:  (1) $67,152 to our printer, (2) $241,701 to our attorneys, (3) $3,600 to our transfer agent, and (4) $135,830 in fees and expenses to our accountants.

                                                  None of the foregoing expenditures represent direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of any class of our equity securities, or to our affiliates.

                                                  After deducting the total paid and estimated expenses of our initial public offering, we believe that our net proceeds will be approximately $5,400,000.

ITEM 3                                                        Defaults upon Senior Securities

                                                                                                Not applicable.

ITEM 4                                                        Submission of Matters to a Vote of Security Holders

                                                                                                The 2001 Annual Meeting of Shareholders was held on August 9, 2001.  Four proposals were submitted for shareholder approval, all of which passed with voting results as follows:

(1)                                  To elect seven directors of the company to serve until the next meeting of shareholders.

		WITHHOLD
	FOR	AUTHORITY
Adel A. Mikhail, Ph.D.	5,298,349	141,000
Blair P. Mowery	5,298,349	141,000
Ronald M. Bosrock	5,298,349	141,000
Salvador Mercé Cervelló	5,298,349	141,000
Norman Dann	5,298,349	141,000
Richard A. DeWall, M.D.	5,298,349	141,000
Paul K. Miller	5,298,349	141,000

(2)                                  To consider and vote upon a proposal to amend and restate Article 3 of the company's Restated Articles of Incorporation to provide, among other things, that the capital shares of the company shall consist of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock.

FOR:	5,298,349	AGAINST:	0
ABSTAIN:	141,000	NON-VOTE:	0

(3)                                  To consider and vote upon approval of the company's 2001 Equity Incentive Plan.

FOR:	5,087,099	AGAINST:	18,750
ABSTAIN:	333,500	NON-VOTE:	0

(4)                                  To ratify the appointment of PricewaterhouseCoopers LLP to serve as the auditors of the company's books and records for its fiscal year ending April 30, 2002.

FOR:	5,298,349	AGAINST:	0
ABSTAIN:	141,000	NON-VOTE:	0

ITEM 5                                                        Other Information

We are filing herewith a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act.

ITEM 6                                                        Exhibits and Reports on Form 8-K

                                                                                                (a)                                  Exhibits

                                                                                                                                                See "Index to Exhibits."

                                                                                                (b)                                 Reports on Form 8-K

The registrant filed no Current Reports on Form 8-K during the quarter ended October 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: December 17, 2001	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

Date: December 17, 2001	By	/s/ George M. Wettstaedt
George M. Wettstaedt
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit

Number                                                      Description

99                                                                                    Cautionary Statement