Form 10QSB
period 2002-01-31
MEDICALCV INC
filed 2002-03-18
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

☐                        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number  0-33295

MedicalCV, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

9725 South Robert Trail

Inver Grove Heights, Minnesota 55077

(651) 452-3000

(Address of Principal Executive Offices and Issuer’s

Telephone Number, including Area Code)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of March 15, 2002, the issuer had outstanding 7,843,834 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

i

PART I

ITEM 1                     Financial Statements

MEDICALCV, INC.

Consolidated Balance Sheet

	January 31, 2002	April 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,444,584	$111,977
Trade accounts receivable, net	1,189,089	1,125,560
Inventories	2,306,276	2,172,035
Prepaid expenses and other assets	58,625	127,354
Total current assets	7,998,574	3,536,926
Property, plant and equipment, net	1,340,873	1,446,382
Deferred financing costs, net of accumulated amortization of $273,225 and $111,415, respectively	133,241	233,936
Other assets	1,395	1,394
Total assets	$9,474,083	$5,218,638

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated bridge notes, net of unamortized discounts of $471,060	$28,940	$——
Current portion of long-term debt	42,197	42,460
Current portion of capital lease obligations	50,175	61,552
Accounts payable	542,536	511,340
Accrued expenses	385,695	314,524
Total current liabilities	1,049,543	929,876
Long-term debt, less current portion	2,844,505	1,786,987
Capital lease obligations, less current portion	72,470	72,504
Total liabilities	3,966,518	2,789,367

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 7,843,834 and 6,343,834 shares issued and outstanding, respectively	78,438	63,438
Additional paid-in capital	16,389,637	10,490,378
Deferred stock-based compensation	(10,352)	(16,824)
Accumulated deficit	(10,950,158)	(8,107,721)
Total shareholders’ equity	5,507,565	2,429,271
Total liabilities and shareholders’ equity	$9,474,083	$5,218,638

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2002	January 31, 2001	January 31, 2002	January 31, 2001
Net sales	$735,260	$833,442	$2,207,475	$2,145,944
Cost of goods sold	578,904	535,984	1,536,277	1,402,057
Gross profit	156,356	297,458	671,198	743,887
Operating expenses:
Sales and marketing	574,994	227,032	1,511,966	951,326
General and administrative	607,256	336,438	1,311,971	808,868
Engineering and regulatory	211,397	180,540	581,895	652,204
Total operating expenses	1,393,647	744,010	3,405,832	2,412,398
Loss from operations	(1,237,291)	(446,552)	(2,734,634)	(1,668,511)
Other (expense) income:
Interest expense	(75,198)	(9,703)	(174,735)	(69,823)
Interest income	16,790	1,434	32,988	13,959
Other income	12,529	12,936	33,944	48,355
Total other (expense) income	(45,879)	4,667	(107,803)	(7,509)

Net loss	$(1,283,170)	$(441,885)	$(2,842,437)	$(1,676,020)
Basic and diluted net loss per share	$(.17)	$(.07)	$(.42)	$(.29)

Shares used in computing basic and diluted net loss per share	7,419,921	6,193,834	6,702,530	5,803,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.
Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended January 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,842,437)	$(1,676,020)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	217,571	223,811
Amortization	190,750	50,386
Provision for doubtful accounts	113,623	25,820
Provision for inventory obsolescence	24,445
Stock-based compensation	20,639
Changes in assets and liabilities:
Accounts receivable	(111,152)	(22,786)
Inventories	(158,686)	(331,751)
Prepaid expenses and other assets	68,728	(1,734)
Accounts payable	31,196	(8,854)
Accrued expenses	71,171	51,677
Other assets		2,406
Net cash used in operating activities	(2,374,152)	(1,687,045)
Cash flows from investing activities:
Purchase of property, plant and equipment	(77,266)	(312,107)
Loan to UROPACE	(66,000)
Net cash used in investing activities	(143,266)	(312,107)
Cash flows from financing activities:
Borrowings on bank line of credit	1,570,000	1,070,000
Principal payments on bank line of credit	(475,000)	(1,980,000)
Principal payments on other long-term debt	(40,620)	(13,012)
Issuance of convertible subordinated bridge notes, net	438,885
Principal payments under capital lease obligations	(46,207)	(72,960)
Proceeds from issuance of common stock, net	5,402,417	2,925,000
Proceeds from issuance of warrants	550
Net cash provided by financing activities	6,850,025	1,929,028
Net (decrease) increase in cash and cash equivalents	4,332,607	(70,124)
Cash and cash equivalents at beginning of year	111,977	93,095
Cash and cash equivalents at end of period	$4,444,584	$22,971
Non-cash investing and financing activities:
Land special assessments due in future years, net	54,000
Capital lease obligation incurred for the purchase of fixed assets	34,796
Discount on convertible subordinated bridge notes related to warrants and beneficial conversion feature	497,125

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Notes to Consolidated Financial Statements

(1)                                  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by MedicalCV, Inc. (the Company) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form SB-2, as amended.

The consolidated balance sheet as of January 31, 2002, the consolidated statement of operations for the three and nine months ended January 31, 2002 and 2001, and the consolidated statement of cash flows for the nine months ended January 31, 2002 and 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2002.

(2)           Net Loss Per Share:

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three and nine-month periods ended January 31, 2002 and 2001 since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants aggregating 2,030,390 and 1,051,840 shares of the Company’s common stock at January 31, 2002 and 2001, respectively.

(3)           Inventories

	January 31, 2002	April 30, 2001
	(unaudited)
Raw materials	$505,035	$664,990
Work-in-process	536,878	423,570
Finished goods	1,264,363	1,083,475
	$2,306,276	$2,172,035

(4)           Recently Issued Accounting Pronouncements

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

The allocated fair value of the warrants of $308,236 and the value of the beneficial conversion feature of $188,889 as of August 21, 2001 are accounted for as a discount on the convertible subordinated bridge notes.  This discount, which is presented as a reduction of the face value of the Notes on the consolidated balance sheet, is being amortized as part of interest expense over the one-year life of the Notes using the effective interest method.   As of January 31, 2002, the aggregate unamortized balance of the discount was $471,060.  The notes were called for prepayment in early March 2002.

(6)           Segment Information

The Company views its operations and manages its business as one segment, the manufacturing and marketing of mechanical heart valves.  Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by chief operating decision maker.

The following table summarizes net sales by geographic area:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
Europe	$474,405	$579,139	$1,419,245	$1,264,577
South Asia	109,320	156,940	366,060	428,390
Middle East	16,000	67,430	101,371	204,951
Far East	109,825	26,218	284,129	156,568
Africa		3,715		43,715
US	11,700	——	11,700	——
Other	14,010		24,970	47,743
TOTALS	$735,260	$833,442	$2,207,475	$2,145,944

(7)           Initial Public Offering

On November 27, 2001, the Company issued 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, in its initial public offering at a price of $4.50 per unit for gross proceeds of $6,750,000.  After offering costs, the Company received net proceeds of $5,402,417.  Each Class A Warrant becomes exercisable, and may be transferred separately from the common stock, 18 months after the effectiveness of the initial public offering.  When each Class A Warrant becomes exercisable, the holder will be entitled to purchase, at any time until three years after the effectiveness of the offering, one share of common stock at an exercise price of $6.50 per share, subject to customary anti-dilution adjustments.  The Company may redeem the Class A Warrants for $0.01 per warrant at any time once they become exercisable, upon ten business days’ written notice, if the closing price of the Company’s common stock or units exceeds $8.50, subject to customary anti-dilution adjustments, for any ten consecutive trading days before such notice.

ITEM 2                                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Cautionary Statement filed as Exhibit 99 to our Quarterly Report for the period ended October 31, 2001.

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

On July 26, 2001, the FDA gave us notice of premarket approval to sell our Omnicarbon 3000 heart valve in the U.S., the largest geographic market for mechanical heart valves.  In anticipation of FDA premarket approval, we invested in our sales and marketing infrastructure, including adding sales management to our staff in fiscal year 2001 and recruiting field sales representatives to call on domestic surgery centers in the U.S.  Based upon our Omnicarbon heart valve’s 17 years of implants in patients in Europe, we believe that we can establish a competitive position in the mechanical heart valve industry in the U.S. and leverage this position into other critical areas of cardiothoracic surgery.  We also expect that our ability to market the Omnicarbon 3000 heart valve in the U.S. will favorably affect our international sales, as many cardiovascular surgeons and others who make purchasing decisions are aware of the FDA’s rigorous premarket approval process and consider it to be a validation of the safety and efficacy of medical devices.  Our company had its first implant of the Omnicarbon 3000 heart valve in the U. S. in December 2001, representing a major milestone for our company.

The worldwide heart valve market is dynamic and highly competitive.  In addition, technology and competitive offerings, such as new tissue heart valves, place increased pressure on us as we seek to increase our market share and revenue.  For more information regarding these risks, you should review our Cautionary Statement.

On November 27, 2001, we issued 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, in our initial public offering at a price of $4.50 per unit, for gross proceeds of $6,750,000.  After offering costs, we received net proceeds of $5,402,417.

Quarters Ended January 31, 2001 and 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.7%	64.3%	69.6%	65.3%

Gross profit	21.3%	35.7%	30.4%	34.7%

Operating expenses:

Sales and marketing	78.2%	27.2%	68.5%	44.4%
General and administrative	82.6%	40.4%	59.4%	37.7%

Engineering and regulatory	28.8%	21.7%	26.4%	30.4%

Total operating expenses	189.6%	89.3%	154.3%	112.5%

Loss from operations	(168.3)%	(53.6)%	(123.9)%	(77.8)%

Other (expense) income:
Interest expense	(10.2)%	(1.2)%	(7.9)%	(3.3)%
Interest income	2.3%	0.2%	1.5%	0.7%
Other income	1.7%	1.6%	1.5%	2.3%

Total other (expense) income	(6.2)%	0.6%	(4.9)%	(0.3)%

Net loss	(174.5)%	(53.0)%	(128.8)%	(78.1)%

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  The Company has identified the following critical accounting policies and estimates utilized by management in the preparation of the Company’s financial statements: revenue recognition, deferred income tax assets, the accounts receivable allowance for doubtful accounts, and inventory obsolescence.  Actual amounts could differ significantly from management’s estimates.

Revenue Recognition.  The Company recognizes revenue using guidance from SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.”  Revenue from the sale of its mechanical heart valves is recognized provided that the Company has received a purchase order, the price is fixed, title has transferred, collection of the resulting receivable is probable and there are no remaining obligations. Transfer of title occurs for substantially all sales upon shipment. The Company’s products are not subject to any customer acceptance process. There are no rights of return unless the product does not perform according to specifications.

Deferred Income Tax Assets.  In assessing the realizability of the Company’s deferred tax assets, management considers whether it is more likely than not that its deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the Company’s net operating loss and credit carryforwards, which comprise the majority of the deferred tax assets.  The Company has established a valuation allowance to fully offset its deferred tax assets due to the inherent uncertainty of predicting the sufficiency of future taxable income necessary to realize these deferred tax assets, particularly in light of the Company’s recent history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code 382 as a result of future changes in ownership.

Account Receivable Allowance.  In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer and economic conditions in the customer’s country.

Inventory Obsolescence.  In determining the appropriate carrying value of its inventories, management considers a number of factors, including the aging of the inventory, recent sales trends, industry market conditions and economic conditions.

Results of Operations for the Three and Nine Months Ended January 31, 2002 and 2001

Net Sales.  Net sales in the third quarter of fiscal year 2002 decreased to $735,260 from $833,442 in the third quarter of the prior year. This decrease was attributable primarily to lower unit sales in Europe, the Middle East and southern Asia. Net sales in Europe were negatively impacted by the reorganization we undertook in our distribution network in several major markets during the third quarter of fiscal year 2002.  We believe this reorganization will enable us to increase non-U.S. revenues in the future.

Net sales in the nine month period ended January 31, 2002 increased 2.9 percent to $2,207,475 from $2,145,944 in the same period one year ago.  The increase in the nine-month period was attributable to higher Omnicarbon sales partially offset by the expected decline in sales of the Omniscience heart valve which is an earlier generation product.  We have focused our sales and marketing efforts on the Omnicarbon product line due to its superior clinical performance and market acceptance.

In the first nine months of fiscal years 2002 and 2001, the vast majority of our sales were denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not subjected us to significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in yen.  We recognize that a strong U.S. dollar can adversely affect unit sales payable in currencies other than U.S. dollars for our foreign distributors.

Gross Profit.  Gross profit as a percentage of net sales declined to 21.3 percent in the third quarter of fiscal year 2002 from 35.7 percent in the third quarter one year ago.  Fiscal year-to-date gross profit margins were 30.4 percent compared to 34.7 percent in the same period last year.  We have expended considerable resources in developing our new carbon manufacturing process technologies utilized in manufacturing the Omnicarbon 4000 heart valve which is currently sold outside the U.S. market.  Gross profit margins in the quarter and year-to-date periods were unfavorably impacted by non-recurring costs associated with these development activities.  In particular, fiscal year-to-date cost of sales reflected higher Omnicarbon 4000 production costs during the first and second quarters of fiscal year 2002 when we were operating at lower production volumes due to the extensive development work  we conducted in connection with our carbon manufacturing process. In addition, the lower gross profit margin in the third quarter of fiscal year 2002 reflected the impact of the fixed cost component of cost of sales on lower revenues in the quarter.  Our strategy is to obtain FDA approval of this proprietary pyrolitic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the third quarter of fiscal year 2002 were $574,994 or 78.2 percent of net sales compared to $227,032 or 27.2 percent of net sales in the same period last year.  For the three quarters ended January 31, 2002 sales and marketing expenses totaled $1,511,966 or 68.5 percent of net sales, compared to $951,326 or 44.4 percent of net sales in the prior year.  The increase in spending in the quarter and fiscal year-to-date period was related to expanded Omnicarbon marketing efforts in the U.S. and international markets.  Our overall marketing strategy is to promote the superior clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the third quarter of fiscal year 2002 were $607,256 or 82.6 percent of net sales compared to $336,438 or 40.4 percent of net sales in the same period last year.  For the three quarters ended January 31, 2002, general and administrative expenses totaled $1,311,971 or 59.4 percent of net sales compared to $808,868 or 37.7 percent of net sales for the same period last year.  The increase was primarily attributable to increased legal and audit fees associated with operating as a public company, increased stock based compensation, and salary and related expenses associated with strengthening the executive management staff.

Engineering and Regulatory.  Engineering and regulatory expenses for the third quarter of fiscal year 2002 were $211,397 or 28.8 percent of net sales compared to $180,540 or 21.7 percent of net sales in the same period one year ago.  For the three quarters ended January 31, 2002, engineering and regulatory expenses totaled $581,895 or 26.4 percent of net sales compared to $652,204 or 30.4 percent in the same period in the prior year.  The decrease in fiscal year-to-date spending was attributable to shifting priorities from new product development to installation of new equipment and processes for the production of the Omnicarbon 4000 heart valve.

Other (Expense) Income.  Interest expense totaled $75,198 in the third quarter of fiscal year 2002 compared to $9,703 in the same quarter last year.  Fiscal year-to-date interest expense totaled $174,735 as compared to $69,823 in the comparable period last year.  The increase in fiscal year 2002 interest expense was attributable to maintaining a higher level of bank borrowings combined with the impact of the convertible bridge note financing in the current year.

Income Tax Provision.  In light of our recent history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through the third quarter of fiscal year 2002 due to the inherent uncertainty of predicting the sufficiency of future taxable income necessary to realize our deferred tax assets.

Loss from Operations.  As of January 31, 2002, we had an accumulated deficit of $10,950,158.  We have incurred losses in each of the last five fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S.  Our strategy has been to invest in technology to better position ourselves competitively once FDA premarket approval was obtained.  We expect cumulative net losses to continue at least through fiscal year 2003 because of anticipated spending necessary to market the Omnicarbon 3000 heart valve in the U.S. and to establish and maintain a strong marketing organization for domestic and foreign markets.

Liquidity and Capital Resources

Cash and cash equivalents increased to $4,444,584 at January 31, 2002, from $111,977 at April 30, 2001.  The increase in cash was attributable to completion of our initial public offering in November 2001.  Net cash used in operating activities was $1,071,257 in the third quarter of fiscal year 2002 and $2,374,152 for the nine-month period ended January 31, 2002.

We invested $77,266 in property, plant, and equipment in the nine month period ending January 31, 2002, compared to $312,107 in the same period last year.  Our investment in property, plant, and equipment over the last three years related primarily to the development of our proprietary pyrolytic carbon manufacturing process.  As described in Commitments and Contingent Liabilities, we loaned $154,000 to UROPACE during fiscal year 2001 and an additional $66,000 in the first three quarters of fiscal year 2002.

Net cash provided by financing activities was $6,850,025 in the first nine-months of fiscal year 2002.  We completed our initial public offering early in the third quarter ending January 31, 2002 which generated net proceeds of $5,402,417.  In the second quarter of fiscal year 2002, the primary source of cash from financing activities was our increased borrowings of $787,399 on our line of credit and the proceeds of $500,000 from the sale of 10% convertible bridge notes described below.  Net cash provided by financing activities was $1,929,028 in the first nine months of fiscal year 2001.  In the first quarter of fiscal year 2001, we obtained proceeds of $2,925,000 from the issuance of 1,170,000 shares of our common stock in a private placement. In the first nine months of fiscal year 2001 we made $1,980,000 of principal payments on our bank line of credit partially offset by $1,070,000 of additional borrowings on our bank line of credit.

Since March 1992, our primary source of funding has been private sales of equity securities, which totaled $9,775,704 in gross cash proceeds through our initial public offering on November 27, 2001.  We have also funded our operations through secured equipment financing term loans and equipment leases.  In addition, we financed our operations since fiscal year 2000 through a bank line of credit secured by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  This line of credit will expire in November 2002.  Amounts borrowed under this line of credit generally bear interest at the prime rate.  As of January 31, 2002, we had borrowed the maximum amount available of $2,500,000 under this line of credit.

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

In August 2001, we sold $500,000 principal amount of 10% convertible subordinated bridge notes due August 2002, along with five-year warrants to purchase 500,000 shares of common stock at an exercise price of $6.50 per share.  The unsecured notes may be converted into shares of our common stock at any time before repayment at a price of $4.50 per share.  We may require conversion of the notes into common stock at a price of $6.50 per share if the closing price of our common stock or units equals or exceeds $8.50, subject to customary anti-dilution adjustments, for ten consecutive trading days.  We intend to repay the bridge notes in the fourth quarter of fiscal 2002.

We expect to continue developing our business and to build market share in the U.S. now that we have FDA premarket approval of our Omnicarbon 3000 heart valve for sales in the U.S.  These activities will require significant expenditures to develop, train and supply marketing materials to our independent sales representatives and to build our sales and marketing infrastructure.  As a result, we anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  Although we have no commitment for these expenditures, we currently anticipate spending between $3,900,000 and $4,100,000 in fiscal year 2002 and between $4,200,000 and $4,700,000 in fiscal year 2003.  In addition, we project capital expenditures of approximately $200,000 for fiscal year 2002 and between $350,000 and $600,000 for fiscal year 2003 to increase manufacturing capacity in certain functions and make necessary improvements to our corporate facility.  The actual amounts and timing of our capital expenditures will vary depending upon the speed at which we are able to expand our distribution capability in domestic and international markets.

We expect that our operating losses and negative operating cash flow will continue in fiscal years 2002 and 2003 as we expand our manufacturing capabilities, continue increasing our corporate staff to support the U.S. roll-out of our Omnicarbon 3000 heart valve, and add marketing programs domestically and internationally to build awareness of and create demand for our Omnicarbon heart valves.  We expect that additional financing will be required following fiscal year 2003.  We intend to refinance our bank debt before November 2002 to give us additional borrowing capacity and flexibility in funding the growth of our business.  We may also seek to obtain additional financing through the sale of equity or debt securities. Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•                  our manufacturing and development costs or projections prove to be inaccurate,

•                  we determine to license or develop additional technologies,

•                  we experience substantial delays in obtaining FDA clearance of our proprietary carbon coating process for heart valves sold in the U.S. market, or

•                  we make acquisitions.

We cannot assure you that we will be able to raise sufficient capital on terms that we consider acceptable, or at all.  If we are unable to obtain adequate funds on acceptable terms, our ability to fund the expansion of our business or respond to competitive pressures would be significantly impaired, we would be required to revise our business plans and reduce operating expenditures.

Commitments and Contingent Liabilities

Sulzer Carbomedics.  In July 1998, we entered into a three-year supply agreement with Sulzer Carbomedics, the source of certain raw material components used in the manufacture of our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provides that we purchase a minimum number of raw material units each calendar year through 2003.  Under the terms of the agreement, we are required to compensate Sulzer Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We did not meet the minimum purchase requirements in calendar years 1999, 2000 or 2001.  In addition, we do not believe we will meet the minimum purchase requirement for calendar year 2002.  As a result, we expensed $239,907 in fiscal year 2000, and $108,174 in fiscal year 2001.  We expensed $15,657 in the third quarter of fiscal year 2002 and made no adjustment to the provision in the third quarter of fiscal 2001.  We expensed $115,657 in the first nine months of fiscal year 2002 and $41,533 in the first nine months of fiscal year 2001.  These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Sulzer Carbomedics.

UROPACE.  In July 1995, we established a wholly-owned subsidiary, UROPACE, Inc., to commercialize technology for treating female urinary incontinence.  On November 1, 2000, we completed the spin-off of UROPACE to our existing shareholders.  The separation was effected by transferring from our company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Our shareholders of record on September 15, 2000 received one share of common stock of UROPACE for each 6.882 shares of our common stock they held on that date.  The assets transferred to UROPACE had no book value at November 1, 2000, and the operations of UROPACE before the spin-off had no revenues and minimal expenses during fiscal year 2000 and fiscal year 2001.  As a part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5% of UROPACE’s future annual net sales until the note and interest is paid in full.  At January 31, 2002, we had loaned UROPACE $220,000.  Due to the development stage of UROPACE and the uncertainty associated with the collection of this amount, we have recorded an allowance for the entire balance of the loan, with the corresponding expense included in other (expense) income in the Consolidated Statement of Operations.

Convertible Subordinated Bridge Notes.  In August 2001, we sold $500,000 principal amount of 10% convertible subordinated bridge notes due August 2002, along with five-year warrants to purchase 500,000 shares of common stock at an exercise price of $6.50 per share.  The unsecured notes may be converted into shares of our common stock at any time before repayment at a price of $4.50 per share.  We may require conversion of the notes into common stock at a price of $6.50 per share if the closing price of our common stock or units equals or exceeds $8.50, subject to customary anti-dilution adjustments, for ten consecutive trading days.

Bank Line of Credit.  We financed our operations since fiscal year 2000 through a bank line of credit secured by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  This line of credit will expire in November 2002.  Amounts borrowed under this line of credit generally bear interest at the prime rate.  As of January 31, 2002, we had borrowed the maximum amount available of $2,500,000 under this line of credit.

As part of our credit agreement with Associated Bank Minnesota, we were required to maintain a minimum tangible net worth of not less than $3,000,000, measured as of the last day of each fiscal quarter.  At April 30, 2000 and 2001, we failed to comply with the minimum tangible net worth covenant.  On August 24, 2001, Associated Bank Minnesota waived such covenant defaults, and we amended our credit agreement, which now provides that we must maintain a minimum tangible net worth of not less than $1,000,000, measured as of the last day of each calendar month.  We required the proceeds from our November 2001 public offering to continue to meet our minimum tangible net worth requirement through April 30, 2002.  As of January 31, 2002, we had utilized our line of credit in full.

As of January 31, 2002 we were in compliance with all covenants or other requirements set forth in our bank credit agreement.  Further, we do not have any rating downgrade triggers that would accelerate the maturity dates of our debt.  A downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Dakota Electric Association.  We were indebted to Dakota Electric Association in the principal amount of $170,701. Payments are due in monthly installments through May 2009, with interest at 5.75 percent, collateralized by our lighting equipment and rooftop air-conditioning units.

Dakota County.  We owe Dakota County for special land assessments with principal and interest due at 8 percent in semi-annual installments through May 2010.

Operating & Capital Leases.  MedicalCV leases certain manufacturing equipment under various operating and capital leases.  The operating leases expire at various dates through fiscal year 2003.  The capital leases run into fiscal year 2004 with implicit interest rates ranging from 5.6 to 16.2 percent.  The capital leases are collaterized by the underlying equipment with a total original cost of $567,680.

Clinical Studies.  We entered into an agreement with several large non-U.S. hospitals to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreement runs through fiscal year 2006.  The clinical study payments are tied to purchases of our product.

Consulting.  In November 2001, we entered into a separation agreement and release with Adel A. Mikhail, Ph.D., who was our founder and served as our President and Chief Executive Officer from March 1992 until June 15, 2001, when he retired.  Dr. Mikhail continues to serve as Chairman of our Board of Directors.  As part of the agreement, we agreed to retain Dr. Mikhail as an independent consultant for a period of two years.  Dr. Mikhail receives a $6,000 per month retainer.  The agreement expires in June 2003.

Summary of Contractual Obligations.		Payments Due By Period
	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Sulzer Carbomedics	$200,000	$200,000	$	$
UROPACE Loan	136,250	136,250
Convertible Subordinated Bridge Notes	500,000	500,000
Bank Line of Credit	2,500,000	2,500,000
Dakota Electric Association	170,702	19,272	42,041	109,389
Dakota County	216,000	24,000	48,000	144,000
Operating Leases	49,727	26,669	23,058
Capital Leases	122,645	67,690	54,955
Clinical Studies	496,004	124,001	248,002	124,001
Consulting	99,000	72,000	27,000
TOTAL CONTRACTUAL OBLIGATIONS	$4,490,327	$3,669,881	$443,056	$377,390

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets” which addresses accounting and financial reporting for long-lived assets.  This statement is effective for us on May 1, 2002.  The adoption of this statement is not expected to have a material impact on our financial position or results of operations.

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

PART II                 OTHER INFORMATION

ITEM 1                   Legal Proceedings

                                As of March 15, 2002, we were not a party to any material litigation.

ITEM 2                   Changes in Securities and Use of Proceeds

(c)                                  On November 27, 2001, we issued a five-year warrant to purchase 150,000 units at $6.75 per unit to the underwriter of our initial public offering for cash consideration of $50.  The warrant will become exercisable on November 20, 2003, and then may be exercised for a period of four years.  We issued the warrant in a private placement transaction.  We believe that this transaction was exempt from registration under Section 4(2) of the Securities Act.

(d)                                   Our Registration Statement on Form SB-2 (File No. 333-68884) was declared effective by the SEC on November 20, 2001.

                                                  We registered an aggregate offering amount of 1,725,000 units with an estimated aggregate offering price of $7,762,500 (based on an offering price per unit of $4.50).  We sold 1,500,000 units at a price of $4.50 per unit, resulting in gross proceeds of $6,750,000.  On January 10, 2002, we deregistered 225,000 units which our underwriter did not purchase pursuant to its over-allotment option.

                                                  Through January 31, 2002, we had incurred total expenses of $1,347,583 in connection with our initial public offering.  Such expenses represent:  (1) $675,000 in underwriting discounts and commissions paid to our underwriter, (2) $202,500 in expenses paid to our underwriter, (3) $197,436 in fees and expenses paid to our attorneys, (4) $131,910 in fees and expenses paid to our accountants, (5) $68,547 paid to our financial printer, (6) $10,000 in NASDAQ listing fees, (7) $53,846 in blue sky filing fees and expenses, (8) $4,744 in SEC registration fees, and (9) $3,600 in transfer agent fees.

                                                  None of the foregoing expenditures represent direct or indirect payments to our directors, officers or their associates, to persons owning 10% or more of any class of our equity securities, or to our affiliates.

                                                  After deducting the total expenses of our initial public offering, our net proceeds were approximately $5,402,417.

                                                  We estimate that we used $1,246,000 of the initial public offering net proceeds through January 31, 2002.  Such uses of proceeds represent: (1) $883,000 to fund sales and marketing initiatives including general and administrative supporting infrastructure, and $142,000 for engineering and regulatory expenses, partially offset by grofit profit and other income of $99,000, (2) $228,000 to fund working capital requirements, (3) $67,000 to purchase capital equipment, and (4) $25,000 to fund UROPACE borrowings.

ITEM 3                   Defaults upon Senior Securities

                                Not applicable.

ITEM 4                   Submission of Matters to a Vote of Security Holders

                                Not applicable.

ITEM 5                   Other Information

Certain shares, options and warrants beneficially owned by our officers, directors, significant shareholders and employees are subject to an escrow agreement with the Commissioner of Commerce for the State of Minnesota.  The depositors entered into this escrow agreement as a condition of the registration of the units sold in our initial public offering.  The term of escrow runs through November 20, 2004.

Our prospectus reported that substantially all of the shares, options and warrants held by the following persons were subject to the escrow agreement.  As a result of changes in our state securities registrations subsequent to our initial public offering, fewer shares became subject to the escrow agreement.  The 1,664,845 shares subject to the escrow agreement are reported below.

Name of Shareholder	Securities Subject to Escrow Agreement
Paul K. Miller:	918,830 shares, an option to purchase 7,000 shares and warrants to purchase 100,000 shares
Adel A. Mikhail, Ph.D.:	83,500 shares and a warrant to purchase 240,000 shares
Graphite Enterprise Trust PLC:	none
Graphite Enterprise Trust Limited Partnership:	none
Salvador Mercé Vives:	3,020 shares
Mercé V. Electromedicina S.L.:	6,215 shares
Hilmar Siebecker:	none
N.G.C. Medical S.p.A.:	none
Richard A. DeWall, M.D.:	34,280 shares and options to purchase 14,500 shares
Blair P. Mowery:	15,000 shares
Salvador Mercé Cervelló:	5,000 shares and an option to purchase 7,000 shares
Allen R. Seck:	10,000 shares and warrants to purchase 100,000 shares
Norman Dann:	20,000 shares and an option to purchase 7,000 shares
Ronald M. Bosrock:	options to purchase 17,000 shares
George M. Wettstaedt:	8,000 shares
Gene E. Stobbs:	37,500 shares
Shelley Johnson:	31,000 shares

ITEM 6                   Exhibits and Reports on Form 8-K

                                (a)           Exhibits

                                                None.

                                (b)           Reports on Form 8-K

The registrant filed no Current Reports on Form 8-K during the quarter ended January 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: March 15, 2002	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer