Form 10QSB
period 2002-07-31
MEDICALCV INC
filed 2002-09-16
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

Yes ☒  No ☐

As of September 14, 2002, the issuer had outstanding 7,843,834 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format (check one)  ☐ Yes  ☒ No

PART I

ITEM 1   Financial Statements

MEDICALCV, INC.

Consolidated Balance Sheet

	July 31, 2002 (unaudited)	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,128,745	$2,781,675
Trade and accounts receivable, net	1,354,098	1,258,616
Inventories	2,591,341	2,322,535
Prepaid expenses and other assets	153,753	78,993
Total current assets	5,227,937	6,441,819

Property, plant and equipment, net	1,573,111	1,575,153
Deferred financing costs, net	40,888	72,860
Other assets	20,816	1,394
Total assets	$6,862,752	$8,091,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,543,832	$2,542,460
Current portion of capital lease obligations	59,854	59,854
Accounts payable	530,700	589,520
Accrued expenses	525,260	491,760
Total current liabilities	3,659,646	3,683,594

Long-term debt, less current portion	321,368	339,523
Capital lease obligations less current portion	20,273	42,069
Total liabilities	4,001,287	4,065,186

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 7,843,834 shares issued and outstanding	78,438	78,438
Additional paid-in capital	16,362,050	16,362,050
Deferred stock-based compensation	(7,771)	(9,062)
Accumulated deficit	(13,571,252)	(12,405,386)
Total shareholders’ equity	2,861,465	4,026,040
Total liabilities and shareholders’ equity	$6,862,752	$8,091,226

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended July 31,
	2002	2001

Net sales	$818,332	$641,351
Cost of goods sold	477,869	438,349
Gross profit	340,463	203,002
Operating expenses:
Sales and marketing	755,587	449,843
General and administrative	537,591	399,400
Engineering and regulatory	201,117	207,123
Total operating expenses	1,494,295	1,056,366
Loss from operations	(1,153,832)	(853,364)
Other (expense) income:
Interest expense	(38,980)	(42,206)
Interest income	11,019	142
Other income	15,927	14,640
Total other expense	(12,034)	(27,424)

Net loss	$(1,165,866)	$(880,788)
Basic and diluted net loss per share	$(.15)	$(.14)

Shares used in computing basic and diluted net loss per share	7,843,834	6,343,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,165,866)	$(880,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,635	74,045
Amortization	31,972	11,196
Provision for doubtful accounts	74,424	48,731
Return of Inventory	(92,000)
Provision for inventory obsolescence	55,564
Stock-based compensation	1,291	16,458
Changes in assets and liabilities:
Accounts receivable	(169,906)	12,358
Inventories	(232,370)	(10,066)
Prepaid expenses and other assets	(94,182)	26,266
Accounts payable	(58,820)	20,186
Accrued expenses	33,500	(63,060)
Net cash used in operating activities	(1,529,758)	(744,674)

Cash flows from investing activities:
Purchase of property, plant and equipment	(84,593)	(22,000)
Loan to UROPACE		(26,000)
Net cash used in investing activities	(84,593)	(48,000)

Cash flows from financing activities:
Borrowings on bank line of credit		740,000
Principal payments on other long-term debt	(16,783)	(16,517)
Principal payments under capital lease obligations	(21,796)	(17,970)
Net cash (used in) provided by financing activities	(38,579)	705,513

Net decrease in cash and cash equivalents	(1,652,930)	(87,161)
Cash and cash equivalents at beginning of year	2,781,675	111,977
Cash and cash equivalents at end of period	$1,128,745	$24,816

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Notes to Consolidated Financial Statements

(1)   Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by MedicalCV, Inc. (the Company) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002.

The consolidated balance sheet as of July 31, 2002, the consolidated statement of operations for the three months ended July 31, 2002 and 2001, and the consolidated statement of cash flows for the three months ended July 31, 2002 and 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2003.

Certain amounts previously reported have been reclassified to conform to their July 31, 2002 presentation.  These reclassifications had no effect on net loss, cashflow or shareholders’ equity as previously reported.

(2)           Going Concern

The Company’s consolidated financial statements for the quarter ended July 31, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At July 31, 2002, the Company had an accumulated deficit of $13,571,252, and has insufficient funds to meet the requirements of its revolving line of credit, which matures November 2002, and finance its working capital and capital expenditure needs.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently pursuing the refinancing of its revolving line of credit and seeking other financing to fund its operations and working capital requirements.  If the Company is unable to refinance its revolving line of credit and obtain sources of additional funds by the end of calendar year 2002, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  To continue operations past October 2002 without additional capital, the Company will need to implement drastic cost cutting measures and significantly reduce its working capital to conserve cash.  In any event, the Company will need additional capital by at least the end of calendar year 2002 to continue its operations.

The Company is subject to risks and uncertainties common to rapidly growing medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and United States market penetration.

(3)           Net Loss Per Share:

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three-month periods ended July 31, 2002 and 2001 since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants aggregating 3,546,890 and 1,129,640 shares of the Company’s common stock at July 31, 2002 and 2001, respectively.

(4)           Inventories

	July 31, 2002	April 30, 2002
	(unaudited)
Raw materials	$733,495	$436,855
Work-in-process	904,694	551,561
Finished goods	953,152	1,334,119
	$2,591,341	$2,322,535

(5)           Return of Inventory

        During the quarter ended July 31, 2002, the Company obtained inventories from two former international distributors with an original cost to the Company of approximately $92,000.  The heart valves were sold to these customers during fiscal year 2000 and the first half of fiscal year 2001.  Due to financial difficulties experienced by these distributors, the Company provided allowances for the remaining uncollected accounts receivable balances in fiscal years 2001 and 2002.  The Company did not anticipate the return of these products at the time the uncollectible accounts were established.  Upon obtaining title to the heart valves from these former distributors during the quarter ended July 31, 2002, the Company increased its inventories and reduced cost of goods sold for its original cost of $92,000.

(6)           New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendments to SFAS No. 13, and Technical Corrections as of April 30, 2002.”  The new standard amends existing authoritative pronouncements to make various corrections, clarifying meanings, or describe their applicability under changed conditions.  SFAS No. 145 was adopted by the Company effective May 1, 2001.  The adoption of SFAS No. 145 required the classification of the loss on early extinguishment of convertible subordinated bridge notes as a component of net loss from recurring operations for the year ended April 30, 2002 versus being classified as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”.  The new statement addresses the accounting for costs associated with exit or disposal activities.  The provisions of the statement will be effective for disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

(7)           Segment Information

The Company views its operations and manages its business as one segment, the manufacturing and marketing of mechanical heart valves.  Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by chief operating decision maker.

The following table summarizes net sales by geographic area:

	Three Months Ended July 31, (unaudited)
	2002	2001
Europe	$444,163	$440,842
South Asia	124,100	114,380
Middle East	174,667	44,187
Far East	42,827	41,942
Other	32,575
TOTALS	$818,332	$641,351

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002, under the caption “Management’s Discussion and Analysis or Plan of Operation-Cautionary Statement.”

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

On July 26, 2001, the FDA gave us notice of premarket approval to sell our Omnicarbon 3000 heart valve in the U.S., the largest geographic market for mechanical heart valves.  In anticipation of FDA premarket approval, we invested in our sales and marketing infrastructure, including adding sales management to our staff in fiscal year 2001 and recruiting field sales representatives to call on domestic surgery centers in the U.S.  Based upon our Omnicarbon heart valve’s 17 years of implants in patients in Europe, we believe that we can establish a competitive position in the mechanical heart valve industry in the U.S. and leverage this position into other critical areas of cardiothoracic surgery.  We also expect that our ability to market the Omnicarbon 3000 heart valve in the U.S. will favorably affect our international sales, as many cardiovascular surgeons and others who make purchasing decisions are aware of the FDA’s rigorous premarket approval process and consider it to be a validation of the safety and efficacy of medical devices.  Our company had its first implant of the Omnicarbon 3000 heart valve in the U.S. in December 2001.

The worldwide heart valve market is dynamic and highly competitive.  In addition, technology and competitive offerings, such as new tissue heart valves, place increased pressure on us as we seek to increase our market share and revenue.  For more information regarding these risks, you should review our Cautionary Statement.

Quarters Ended July 31, 2002 and 2001

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended July 31, (unaudited)
	2002	2001
Net sales	100.0%	100.0%
Cost of goods sold	58.4%	68.3%

Gross profit	41.6%	31.7%

Operating expenses:

Sales and marketing	92.3%	70.1%
General and administrative	65.7%	62.3%
Engineering and regulatory	24.6%	32.3%

Total operating expenses	182.6%	164.7%

Loss from operations	(141.0)%	(133.0)%

Other (expense) income:
Interest expense	(4.7)%	(6.6)%
Interest income	1.3%	0.0%
Other income	1.9%	2.3%

Total other expense	(1.5)%	(4.3)%

Net loss	(142.5)%	(137.3)%

Critical Accounting Policies

For discussion of critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002.

Results of Operations

Net Sales.  Net sales in the quarter ended July 31, 2002 increased 27.6 percent to $818,332 from $641,351 in the first quarter of the prior year.  The increase was attributable primarily to higher Omnicarbon unit sales in the Middle East and Asia.

In the first three months of fiscal years 2003 and 2002, the vast majority of our sales were denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not resulted in significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in yen.  We recognize that a strong U.S. dollar can adversely affect unit sales payable in currencies other than U.S. dollars for our foreign distributors.

Gross Profit.  Gross profit as a percentage of net sales increased to 41.6 percent in the quarter ended July 31, 2002 from 31.7 percent in the first quarter of the prior year.  After adjusting for non-recurring items, the gross margin was 37.0 percent in the quarter ended July 31, 2002.  The non-recurring items related to a return of heart valves (See Note 5 of Consolidated Financial Statements), partially offset by additional obsolescence reserves for the blood filter and Omniscience product lines we are phasing out.  Our gross margin was also favorably impacted by reduced manufacturing costs this quarter as compared to the same period last year. We have expended considerable resources in developing our new carbon manufacturing process technologies utilized in manufacturing the Omnicarbon 4000 heart valve which is currently sold outside the U.S. market.  Our strategy is to obtain FDA approval of our proprietary pyrolitic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the quarter ended July 31, 2002 were $755,587 or 92.3 percent of net sales compared to $449,843 or 70.1 percent of net sales in the first quarter of the prior year.  The increase in spending related to expanded Omnicarbon marketing efforts in the U.S. and international markets.  Our overall marketing strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the quarter ended July 31, 2002 were $537,591 or 65.7 percent of net sales compared to $399,400 or 62.3 percent of net sales in the first quarter of the prior year.  The increase was primarily attributable to increased professional fees associated with operating as a public company, and salary and related expenses associated with strengthening the executive management staff.

Engineering and Regulatory.  Engineering and regulatory expenses for the quarter ended July 31, 2002 were $201,117 or 24.6 percent of net sales compared to $207,123 or 32.3 percent of net sales in the first quarter of the prior year.  The decrease was attributable to shifting priorities from new product development to installation of new equipment and processes for the production of the Omnicarbon 4000 heart valve.

Other (Expense) Income.  Interest expense totaled $38,980 in the quarter ended July 31, 2002 compared to $42,206 in the first quarter of the prior year. Interest income increased to $11,019 in the quarter ended July 31, 2002 from $142 in the same period one year ago due to maintaining a higher cash balance this quarter.

Income Tax Provision.  In light of our recent history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through the first quarter of fiscal 2002 due to the inherent uncertainty of predicting the sufficiency of future taxable income necessary to realize our deferred tax assets.

Loss from Operations.  As of July 31, 2002, we had an accumulated deficit of $13,571,252.  We have incurred losses in each of the last six fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S.  Our strategy has been to invest in technology to better position ourselves competitively once FDA premarket approval was obtained.  We expect cumulative net losses to continue at least through fiscal year 2003 because of anticipated spending necessary to market the Omnicarbon 3000 heart valve in the U.S. and to establish and maintain a strong marketing organization for domestic and foreign markets.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $1,128,745 at July 31, 2002, from $2,781,675 at April 30, 2002.  The decrease in cash in the current quarter was attributable primarily to funding operating losses and working capital requirements.  Net cash used in operating activities was $1,529,758 in the quarter ended July 31, 2002, and $744,674 in the first quarter of the prior year.

Net cash used in operating activities increased $785,084 due primarily to increases in working capital requirements combined with funding higher operating losses.  Inventories increased $324,370 in the current quarter as a result of carrying additional purchased raw material component inventory to support the launch of the Omnicarbon 3000 in the U.S.  The increase in accounts receivable of $169,906 was attributable to the increased level of sales combined with sales growth in markets which require longer credit terms.

Net cash used in investing activities was $84,593 and $48,000 for the periods ended July 31, 2002 and 2001, respectively.  We invested $84,593 in property, plant, and equipment in the period ended July 31, 2002, compared to $22,000 in the same period last fiscal year.

Net cash used in financing activities was $38,579 in the period ended July 31, 2002 and consisted of principal payments on long-term debt and capital leases.  In the period ended July 31, 2001 net cash provided by financing activities was $705,513. In that period, we borrowed an additional $740,000 on our bank line of credit partially offset by $34,487 of principal payments on our long-term debt and capital leases.

From March 1992 through July 2002, our primary source of funding has been private sales of equity securities, which totaled $9,775,704 in gross cash proceeds.  We have also funded our operations through collateralized equipment financing term loans and equipment leases.  In addition, we financed our operations since fiscal year 2000 through a bank line of credit collateralized by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  This line of credit will expire in November 2002.  Amounts borrowed under this line of credit generally bear interest at the prime rate.  As of April 30, 2002, we had borrowed the maximum amount available of $2,500,000 under this line of credit.

As part of our credit agreement with Associated Bank Minnesota, we were required to maintain a minimum tangible net worth of not less than $3,000,000, measured as of the last day of each fiscal quarter.  At April 30, 2001, we failed to comply with the minimum tangible net worth covenant.  On August 24, 2001, Associated Bank Minnesota waived such covenant defaults, and we amended our credit agreement, which now provides that we must maintain a minimum tangible net worth of not less than $1,000,000, measured as of the last day of each calendar month.  We were in compliance with our debt covenants as of  July 31, 2002. We are currently in negotiations to refinance our bank line of credit.

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

We expect to continue developing our business and to build market share in the U.S. now that we have FDA premarket approval of our Omnicarbon 3000 heart valve for sales in the U.S.  These activities will require significant expenditures to develop, train and supply marketing materials to our independent sales representatives and to build our sales and marketing infrastructure.  As a result, we anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  Although we have no commitment for these expenditures, we currently anticipate spending between $4,700,000 and $5,600,000 in fiscal year 2003.  In addition, we project capital expenditures of approximately $250,000 to $350,000 for fiscal year 2003 to increase manufacturing capacity in certain functions and make necessary improvements to our corporate facility.  The actual amounts and timing of our capital expenditures will vary depending upon the speed at which we are able to expand our distribution capability in domestic and international markets and the availability of financing as described below.

We expect that our operating losses and negative operating cash flow will continue in fiscal years 2003 and 2004 as we expand our manufacturing capabilities, continue increasing our corporate staff to support the U.S. roll-out of our Omnicarbon 3000 heart valve, and add marketing programs domestically and internationally to build awareness of and create demand for our Omnicarbon heart valves.  We will require additional financing in the current year.  We anticipate that we will need to raise between $1,500,000 and $2,000,000 of additional equity or debt financing to fund operations and working capital requirements in the next 2 to 6 months.  We also anticipate the need to raise an additional $1,500,000 to $2,000,000 within 12 to 18 months. We may also seek to dispose of certain assets and enter into a sale leaseback arrangement as a means to improve liquidity. We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  We will also seek to refinance our bank debt before November 2002 to give us additional borrowing capacity and flexibility in funding the growth of our business.  Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•      operating losses exceed our projections,

•      our manufacturing and development costs or projections prove to be inaccurate,

•      we determine to license or develop additional technologies,

•      we experience substantial delays in obtaining FDA clearance of our proprietary carbon coating process for heart valves sold in the U.S. market, or

•      we make acquisitions.

We cannot assure you that we will be able to raise sufficient capital on terms that we consider acceptable, or at all.  If we are unable to obtain adequate funds on acceptable terms, our ability to fund the expansion of our business or respond to competitive pressures would be significantly impaired.  We also would be required to revise our business plans and reduce operating expenditures.  In the event that we are unable to refinance or extend our revolving line of credit and obtain funds by the end of calendar year 2002, we will be required to significantly revise our business plans, substantially reduce our operating expenditures and consider the sale of certain assets.  To continue operations past October 2002 without additional capital, we will need to implement drastic cost cutting measures and significantly reduce our working capital to conserve cash.  In any event, we will need additional capital by at least the end of calendar year 2002 to continue our operations.

Commitments and Contingent Liabilities

Sulzer Carbomedics.  In July 1998, we entered into a three-year supply agreement with Sulzer Carbomedics, the source of certain raw material components used in the manufacture of our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provides that we purchase a minimum number of raw material units each calendar year through 2003.  Under the terms of the agreement, we are required to compensate Sulzer Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We have not met the minimum purchase requirements for the past three calendar years.  In addition, we do not believe we will meet the minimum purchase requirement for calendar year 2002.  As a result, we expensed $17,050 in the period ended July 31, 2002, and $50,000 in the period ended July 31, 2001 related to these purchase shortfalls.  These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Sulzer Carbomedics.

UROPACE.  In July 1995, we established a wholly-owned subsidiary, UROPACE, Inc., to commercialize technology for treating female urinary incontinence.  On November 1, 2000, we completed the spin-off of UROPACE to our existing shareholders.  The separation was effected by transferring from our company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Our shareholders of record on September 15, 2000 received one share of common stock of UROPACE for each 6.882 shares of our common stock they held on that date.  The assets transferred to UROPACE had no book value at November 1, 2000, and the operations of UROPACE before the spin-off had no revenues and minimal expenses during fiscal year 2000 and fiscal year 2001.  As a part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note and interest is paid in full.  At July 31, 2002, we had loaned UROPACE $235,000.  Due to the development stage of UROPACE and the uncertainty associated with the collection of these borrowings, we have recorded an allowance for the entire balance of the loan, with the corresponding expense included in other (expense) income in the Consolidated Statement of Operations.

Bank Line of Credit.  Since fiscal year 2000, we have financed our operations in part through a bank line of credit secured by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  This line of credit will expire in November 2002.  Amounts borrowed under this line of credit generally bear interest at the prime rate.  As of  July 31, 2002, we had borrowed the maximum amount available of $2,500,000 under this line of credit.

As part of our revolving credit agreement with Associated Bank Minnesota, we were formerly required to maintain a minimum tangible net worth of not less than $3,000,000, measured as of the last day of each fiscal quarter.  At April 30, 2001, we failed to comply with the minimum tangible net worth covenant.  On August 24, 2001, Associated Bank Minnesota waived such covenant defaults, and we amended our credit agreement, which now provides that we must maintain a minimum tangible net worth of not less than $1,000,000, measured as of the last day of each calendar month.  With the net proceeds from our November 2001 IPO, we met our minimum tangible net worth requirement through July 31, 2002.  As of July 31, 2002, we had fully utilized our line of credit.

As of  July 31, 2002, we were in compliance with all covenants or other requirements set forth in our credit agreement.  We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt.  A downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Dakota Electric Association.  At July 31, 2002, we were indebted to Dakota Electric Association in the principal amount of $161,200.  Payments are due in monthly installments through May 2009, with interest at 5.75 percent, collateralized by our lighting equipment and rooftop air-conditioning units.

Dakota County.  At July 31, 2002, we owed Dakota County for special land assessments with principal and interest due at 8 percent in semi-annual installments through May 2010.

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

Summary of Contractual Obligations	Payments Due By Period
	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Sulzer Carbomedics	$200,000	$200,000	$	$
UROPACE Loan	121,250	121,250
Bank Line of Credit	2,500,000	2,500,000
Dakota Electric Association (1)	195,324	28,584	57,168	109,572
Dakota County (1)	249,360	39,360	72,960	137,040
Operating Leases	13,161	13,161
Capital Leases (1)	87,797	56,454	31,343
Clinical Studies	422,380	143,762	198,247	80,371
Consulting	75,000	72,000	3,000
TOTAL CONTRACTUAL OBLIGATIONS	$3,864,272	$3,174,571	$362,718	$326,983

(1)           Future payments include interest due.

Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption  of SFAS No. 146 is not expected to have a material impact on our financial position or results of operations.

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

Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

PART II OTHER INFORMATION

ITEM 1   Legal Proceedings

As of September 16, 2002, we were not a party to any material litigation.

ITEM 2   Changes in Securities and Use of Proceeds

Our Registration Statement on Form SB-2 (File No. 333-68884) was declared effective by the SEC on November 20, 2001.

After deducting the total expenses of $1,353,515 of our initial public offering, our net proceeds were approximately $5,396,485.  We estimate that we used $4,562,000 of the initial public offering net proceeds through July 31, 2002.  Such uses of proceeds represent: (1) $3,264,000 to fund sales and marketing initiatives, including general and administrative expenses to support infrastructure and engineering and regulatory expenses to support operations, (2) $534,000 to fund working capital requirements, (3) $224,000 to purchase capital equipment, (4) $500,000 to repay bridge notes, and (5) $40,000 in advances to UROPACE.

ITEM 3   Defaults upon Senior Securities

Not applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5   Other Information

Not applicable.

ITEM 6   Exhibits and Reports on Form 8-K

                (a)           Exhibits

                                None.

                (b)           Reports on Form 8-K

The registrant filed no Current Reports on Form 8-K during the quarter ended July 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: September 16, 2002	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Blair P. Mowery, President and Chief Executive Officer of MedicalCV, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of MedicalCV, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:	September 16, 2002	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Jules L. Fisher, Chief Financial Officer of MedicalCV, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of MedicalCV, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:	September 16, 2002	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Blair P. Mowery, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	September 16, 2002	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jules L. Fisher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	September 16, 2002	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer