Form 10QSB
period 2002-10-31
MEDICALCV INC
filed 2002-12-16
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

Yes ☒  No ☐

As of December 16, 2002, the issuer had outstanding 7,843,834 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format (check one)  ☐ Yes  ☒ No

PART I

ITEM 1   FINANCIAL STATEMENTS

MEDICALCV, INC.

Consolidated Balance Sheet

(unaudited)

	October 31, 2002	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$210,032	$2,781,675
Trade and accounts receivable, net	965,845	1,258,616
Inventories	2,785,066	2,322,535
Prepaid expenses and other assets	143,267	78,993
Total current assets	4,104,210	6,441,819

Property, plant and equipment, net	1,498,115	1,575,153
Deferred financing costs, net	8,916	72,860
Other assets		1,394
Total assets	$5,611,241	$8,091,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,540,118	$2,542,460
Current portion of capital lease obligations	49,782	59,854
Accounts payable	753,167	589,520
Accrued expenses	552,417	491,760
Total current liabilities	3,895,484	3,683,594

Long-term debt, less current portion	314,230	339,523
Capital lease obligations less current portion	18,339	42,069
Total liabilities	4,228,053	4,065,186

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 7,843,834 shares issued and outstanding	78,438	78,438
Additional paid-in capital	16,382,811	16,362,050
Deferred stock-based compensation	(6,482)	(9,062)
Accumulated deficit	(15,071,579)	(12,405,386)
Total shareholders’ equity	1,383,188	4,026,040
Total liabilities and shareholders’ equity	$5,611,241	$8,091,226

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net sales	$425,769	$830,864	$1,244,101	$1,472,215
Cost of goods sold	391,657	462,214	869,526	900,563
Gross profit	34,112	368,650	374,575	571,652
Operating expenses:
Sales and marketing	653,263	487,129	1,408,850	936,972
General and administrative	553,778	362,125	1,091,369	761,525
Engineering and regulatory	300,554	163,373	501,671	370,497
Total operating expenses	1,507,595	1,012,627	3,001,890	2,068,994
Loss from operations	(1,473,483)	(643,977)	(2,627,315)	(1,497,342)
Other (expense) income:
Interest expense	(38,643)	(57,331)	(77,623)	(99,537)
Interest income	1,642	16,055	12,661	16,197
Other income	10,157	6,775	26,084	21,414
Total other expense	(26,844)	(34,501)	(38,878)	(61,926)

Net loss	$(1,500,327)	$(678,478)	$(2,666,193)	$(1,559,268)
Basic and diluted net loss per share	$(.19)	$(.11)	$(.33)	$(.25)

Shares used in computing basic and diluted net loss per share	7,843,834	6,343,834	7,843,834	6,343,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,666,193)	$(1,559,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	174,806	147,523
Amortization	63,944	52,651
Provision for doubtful accounts	80,793	113,623
Return of inventory	(92,000)
Provision for inventory obsolescence	116,028	24,445
Warrant expense related to purchase of technology	12,361
Stock-based compensation	10,980	18,754
Accretion of discount on convertible subordinated bridge notes		5,094
Changes in assets and liabilities:
Accounts receivable	211,978	(85,405)
Inventories	(486,559)	(186,767)
Prepaid expenses and other assets	(62,880)	(123,880)
Accounts payable	163,647	180,751
Accrued expenses	60,657	109,584
Net cash used in operating activities	(2,412,438)	(1,302,895)

Cash flows from investing activities:
Purchase of property, plant and equipment	(97,768)	(45,006)
Loan to UROPACE		(41,000)
Net cash used in investing activities	(97,768)	(86,006)

Cash flows from financing activities:
Borrowings on bank line of credit		1,522,305
Borrowing on long-term debt		500,000
Principal payments on bank line of credit		(475,000)
Principal payments on other long-term debt	(27,635)	(25,033)
Deferred financing costs		(61,115)
Principal payments under capital lease obligations	(33,802)	(26,849)
Issuance of warrants		500
Net cash (used in) provided by financing activities	(61,437)	1,434,808

Net decrease in cash and cash equivalents	(2,571,643)	45,907
Cash and cash equivalents at beginning of year	2,781,675	111,977
Cash and cash equivalents at end of period	$210,032	$157,884

Non-cash investing and financing activities
Land special assessments due in future years, net		54,000
Discount on convertible subordinated bridge notes related to warrants’ beneficial conversion feature		497,125

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

The consolidated balance sheet as of October 31, 2002, the consolidated statement of operations for the three and six months ended October 31, 2002 and 2001, and the consolidated statement of cash flows for the six months ended October 31, 2002 and 2001 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2003.

Certain amounts previously reported have been reclassified to conform to their October 31, 2002 presentation.  These reclassifications had no effect on net loss, cash flow or shareholders’ equity as previously reported.

(2)           Going Concern

The Company’s consolidated financial statements for the quarter ended October 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At October 31, 2002, the Company had an accumulated deficit of $15,071,579, and has insufficient funds to meet the requirements of its revolving line of credit, which now matures in February 2003.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In November 2002, the maturity date of the Company’s revolving line of credit with Associated Bank was extended to February 2003.  The Company also has obtained access to up to $500,000 of bridge financing.  The principle and interest on these notes are due and payable in 90 days of the note date or the date that the Company refinances its line of credit, whichever comes first.  On December 11, 2002, the Company also received a $60,000 unsecured advance from an executive officer to fund working capital requirements.  The Company is currently pursuing the refinancing of its revolving line of credit and is seeking other financing to fund its operations and working capital requirements.  However, the Company cannot provide any assurance that such additional financing will be available on terms acceptable to the Company or at all.  The Company will need to obtain additional capital prior to the maturity date of its revolving line of credit to continue operations.

The Company is subject to risks and uncertainties common to rapidly growing medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and United States market penetration.

(3)           Net Loss Per Share

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three and six-month periods ended October 31, 2002 and 2001 since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants aggregating 3,616,390 and 1,650,640 shares of the Company’s common stock at October 31, 2002 and 2001, respectively.

(4)           Inventories

	October 31, 2002	April 30, 2002
	(unaudited)	(unaudited)
Raw materials	$729,012	$436,855
Work-in-process	697,966	551,561
Finished goods	1,358,088	1,334,119
	$2,785,066	$2,322,535

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

(6)           New Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendments to SFAS No. 13, and Technical Corrections as of April 30, 2002.”  The new standard amends existing authoritative pronouncements to make various corrections, clarifying meanings, or describe their applicability under changed conditions.  SFAS No. 145 was adopted by the Company effective May 1, 2001.  The adoption of SFAS No. 145 required the classification of the loss on early extinguishment of convertible subordinated bridge notes as a component of net loss from recurring operations for the year ended April 30, 2002, versus being classified as an extraordinary item.

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

The following table summarizes net sales by geographic area:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Europe	$239,244	$503,998	$683,407	$944,840
South Asia	99,190	142,360	223,290	256,740
Middle East	74,000	41,184	248,667	85,371
Far East	(25,125)	132,362	17,702	174,304
Other	38,460	10,960	71,035	10,960

TOTALS	$425,769	$830,864	$1,244,101	$1,472,215

(8)           Subsequent Events

In November 2002, the Company obtained a 90-day extension on its revolving line of credit.  The line now matures on February 23, 2003, and bears interest at 6.5 percent per year.

The Company also obtained temporary bridge financing for up to $500,000 from Paul K. Miller, a principal shareholder who also serves on the Board of Directors.  In November 2002, the Company borrowed $275,000 under this agreement and issued warrants with a five-year term to purchase 16,500 shares of common stock at exercise prices ranging between $0.85 and $0.93 per share.  The principle and interest on these notes are due and payable in 90 days of the note date or the date that the Company refinances its line of credit, whichever comes first.  The bridge notes bear interest at 6 percent per year.

On December 11, 2002, the Company also received a $60,000 unsecured advance from an executive officer to fund working capital requirements.  This loan will bear interest at 6 percent per year and will be repaid within fourteen days.

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

On July 26, 2001, the FDA gave us notice of premarket approval to sell our Omnicarbon 3000 heart valve in the U.S., the largest geographic market for mechanical heart valves.  In anticipation of FDA premarket approval, we invested in our sales and marketing infrastructure, including adding sales management to our staff in fiscal year 2001 and recruiting field sales representatives to call on domestic surgery centers in the U.S.  While our sales of the Omnicarbon heart valve in the U.S. market have been below expectations to date, we believe that based upon our Omnicarbon heart valve’s 18 years of implants in patients in Europe, we believe that we can establish a competitive position in the mechanical heart valve industry in the U.S. and leverage this position into other critical areas of cardiothoracic surgery.  We also expect that our ability to market the Omnicarbon 3000 heart valve in the U.S. will favorably affect our international sales, as many cardiovascular surgeons and others who make purchasing decisions are aware of the FDA’s rigorous premarket approval process and consider it to be a validation of the safety and efficacy of medical devices.  Our company had its first implant of the Omnicarbon 3000 heart valve in the U.S. in December 2001.

The worldwide heart valve market is dynamic and highly competitive.  In addition, technology and competitive offerings, such as new tissue heart valves, place increased pressure on us as we seek to increase our market share and revenue.  We must raise substantial additional funding in order to continue to operate. For more information regarding these risks, you should review our Cautionary Statement.

Quarters Ended January 31, 2001 and 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	92.0%	55.6%	69.9%	61.2%

Gross profit	8.0%	44.4%	30.1%	38.8%

Operating expenses:

Sales and marketing	153.4%	58.6%	113.3%	63.6%
General and administrative	130.1%	43.6%	87.7%	51.7%
Engineering and regulatory	70.6%	19.7%	40.3%	25.2%

Total operating expenses	354.1%	121.9%	241.3%	140.5%

Loss from operations	(346.1)%	(77.5)%	(211.2)%	(101.7)%

Other income (expense):

Interest expense	(9.1)%	(6.9)%	(6.2)%	(6.8)%
Interest income	0.4%	1.9%	1.0%	1.1%
Other income	2.4%	0.8%	2.1%	1.5%

Total other expense	(6.3)%	(4.2)%	(3.1)%	(4.2)%

Net loss	(352.4)%	(81.7)%	(214.3)%	(105.9)%

Critical Accounting Policies

For discussion of critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002.

Results of Operations

Net Sales.  Net sales in the second quarter of fiscal 2003 decreased to $425,769 from $830,864 in the second quarter of the prior year.  The decrease was attributable primarily to lower Omnicarbon unit sales to our two largest distributors in Europe and Asia as they reduced their inventory levels in response to slow government reimbursement.

Net sales in the six-month period ended October 31, 2002, decreased to $1,244,101 from $1,472,215 in the same period one year ago. The decrease in net sales in the six-month period is attributable to lower Omnicarbon unit sales to our two largest distributors in Europe and Asia, partially offset by increased unit sales in the Middle East.

In the first six months of fiscal years 2003 and 2002, the vast majority of our sales were denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not resulted in significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in Japanese yen, and one European customer, which pays in euros.  We recognize that a strong U.S. dollar can adversely affect unit sales payable in currencies other than U.S. dollars for our foreign distributors.

Gross Profit.  Gross profit as a percentage of net sales decreased to 8.0 percent in the second quarter of fiscal 2003 from 48.2 percent in the second quarter of the prior year. Fiscal year-to-date gross profit margins were 30.1 percent compared to 38.8 percent in the same period last fiscal year. Gross profit margins in the current quarter and year-to-date periods were negatively impacted by incurring higher fixed costs on lower sales unit volumes, an unfavorable sales mix in international markets, and inventory obsolescence reserves. We have expended considerable resources in developing our new carbon manufacturing process technologies utilized in manufacturing the Omnicarbon 4000 heart valve, which is currently sold outside the U.S. market.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the second quarter of fiscal 2003 were $653,263 or 153.4 percent of net sales compared to $487,129 or 58.6 percent of net sales in the second quarter of the prior year.  For the six-month period ending October 31, 2002, sales and marketing expenses totaled $1,408,850 or 113.2 percent of net sales, compared to $936,972 or 63.6 percent of net sales in the same period last fiscal year. The increases in spending related to expanded Omnicarbon marketing efforts in the U.S. and international markets.  Despite our lower than expected sales to date in the U.S. market, we believe we can establish a competitive position in the U.S. and leverage this position into other areas of cardiothoracic surgery. Our overall marketing strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the second quarter of fiscal year 2003 were $553,778 or 130.1 percent of net sales, compared to $362,125 or 43.6 percent of net sales in the same period one year ago. For the six-month period ended October 31,2002, general and administrative expenses totaled $1,091,369 or 87.7 percent of net sales, compared to $761,525 or 51.7 percent of net sales in the same period last year. The increases for the quarter and year-to-date periods were primarily attributable to increased professional fees associated with operating as a public company, and salary and related expenses associated with strengthening the executive management staff.

Engineering and Regulatory.  Engineering and regulatory expenses for the second quarter of fiscal 2003 were $300,554 or 70.6 percent of net sales compared to $163,373 or 19.7 percent of net sales in the second quarter of the prior fiscal year.  For the six-month period ended October 31, 2002, engineering and regulatory expenses totaled $501,671 or 40.3 percent, compared to $370,497 or 25.2 percent of net sales in the same period last year. The increase in the second quarter of this year was attributable to expenses associated with the purchase and development of an annuloplasty surgical repair system and an IMA retractor device.

Other (Expense) Income.  Interest expense totaled $38,643 in the quarter ended October 31, 2002, compared to $57,331 in the second quarter of the prior fiscal year. Fiscal year-to-date interest expense was $77,623, compared to $99,537 in the same period one year ago.

Income Tax Provision.  In light of our recent history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through the second quarter of fiscal 2003 due to the inherent uncertainty of predicting the sufficiency of future taxable income necessary to realize our deferred tax assets.

Loss from Operations.  As of October 31, 2002, we had an accumulated deficit of $15,071,579.  We have incurred losses in each of the last six fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S.  Our strategy has been to invest in technology to better position ourselves competitively once FDA premarket approval was obtained.  We expect cumulative net losses to continue into fiscal 2004 because of anticipated spending necessary to market the Omnicarbon 3000 heart valve in the U.S., and to establish and maintain a strong marketing organization for domestic and foreign markets.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $210,032 at October 31, 2002, from $2,781,675 at April 30, 2002.  The decrease in cash in the current fiscal year was attributable primarily to funding operating losses and working capital requirements.  Net cash used in operating activities was $882,680 in the second quarter ended October 31, 2002, and $558,221 in the same period last year. Net cash used in operating activities for the six-month period in fiscal 2003 was $2,412,438 compared to $1,302,895 in the prior year.

Net cash used in operating activities increased $324,459 in the quarter and $1,109,543 in the six-month period over the same periods in the prior year due primarily to funding higher operating losses and increases in inventory .  Inventories increased $254,189 in the current quarter and $486,559 in the six-month period due primarily to carrying additional Omnicarbon 3000 inventory to support the U.S. product launch.

Net cash used in investing activities was $97,768 and $86,006 for the six-month periods ended October 31, 2002 and 2001, respectively.  We invested $97,768 in property, plant, and equipment in the six-month period ended October 31, 2002, compared to $45,006 in the same period last fiscal year.

Net cash used in financing activities was $61,437 in the six-month period ended October 31, 2002, and consisted of principal payments on long-term debt and capital leases.  In the six-month period ended October 31, 2001, net cash provided by financing activities was $1,434,808.  In that period, we borrowed an additional $1,522,305 on our bank line of credit, and $500,000 in convertible bridge notes, partially offset by $526,882 of principal payments on our bank line of credit, long-term debt, and capital leases combined with $61,115 in deferred financing costs.

From March 1992 through July 2002, our primary source of funding has been private sales of equity securities, which totaled $9,775,704 in gross cash proceeds.  We have also funded our operations through collateralized equipment financing term loans and equipment leases.  In addition, we financed our operations since fiscal year 2000 through a bank line of credit collateralized by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  This line of credit, which was scheduled to mature in November 2002, has been extended to February 2003.  Amounts borrowed under this line of credit currently bear interest at 6.5 percent per year.  As of October 31, 2002, we had borrowed the maximum amount available of $2,500,000 under this line of credit.

As part of our credit agreement with Associated Bank Minnesota, we were required to maintain a minimum tangible net worth of not less than $3,000,000, measured as of the last day of each fiscal quarter.  At April 30, 2001, we failed to comply with the minimum tangible net worth covenant.  On August 24, 2001, Associated Bank Minnesota waived such covenant defaults, and we amended our credit agreement, which now provides that we must maintain a minimum tangible net worth of not less than $1,000,000, measured as of the last day of each calendar month.  We were in compliance with our debt covenants as of October 31, 2002.  However, absent an infusion of equity capital during the quarter ending January 31, 2003, our tangible net worth will fall below the required $1,000,000 minimum.

As of October 31, 2002, we had cash and cash equivalents of $210,032 and had borrowed the maximum $2,500,000 under our line of credit with Associated Bank.  In November 2002, the maturity date of our revolving line of credit was extended to February 2003.  In November 2002, we also obtained access for up to $500,000 of temporary financing from a principal shareholder intended as a bridge loan for the next 90 days or until we are able to obtain permanent financing, whichever comes first.  In addition, we received a $60,000 unsecured advance from an executive officer in December 2002.  (See Notes to Consolidated Financial Statements Footnote (8) Subsequent Events.)

We are currently pursuing the refinancing of our revolving line of credit and are seeking other financing to fund our operations and working capital requirements.  However, we cannot provide any assurance that such additional financing will be available on terms acceptable to the Company or at all.  We will need to obtain additional capital prior to the maturity date of our revolving line of credit to continue operations.  Further discussion of our need for immediate financing is included below.

Subject to the uncertainties surrounding our need for financing as described above, we expect to continue developing our business and to build market share in the U.S. now that we have FDA premarket approval of our Omnicarbon 3000 heart valve for sales in the U.S.  These activities will require significant expenditures to develop, train and supply marketing materials to our independent sales representatives and to build our sales and marketing infrastructure.  As a result, we anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon the speed at which we are able to expand our distribution capability in domestic and international markets and the availability of financing.

We expect that our operating losses and negative operating cash flow will continue in fiscal years 2003 and 2004 as we expand our manufacturing capabilities, continue increasing our corporate staff to support the U.S. roll-out of our Omnicarbon 3000 heart valve, and add marketing programs domestically and internationally to build awareness of and create demand for our Omnicarbon heart valves.  As described above, we will need to obtain additional capital prior to the maturity date of our revolving line of credit to continue operations.  We anticipate that we will need to raise between $2,000,000 and $3,000,000 of additional equity or debt financing to fund operations and working capital requirements in the next 1 to 6 months.  This is in addition to refinancing our current $2,500,000 of bank debt which matures in February 2003. We also anticipate the need to raise a minimum of $1,500,000 in new financing within 6 to 9 months.  We may also seek to dispose of certain assets and enter into a sale / leaseback arrangement involving our corporate headquarters and manufacturing facility as a means to improve liquidity. We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  If we obtain $2,000,000 to $3,000,000 of additional financing and refinance our bank debt, we believe we will have sufficient capacity to operate and fund the growth of our business for the remainder of fiscal year 2003.  Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•       operating losses exceed our projections,

•       our manufacturing and development costs or projections prove to be inaccurate,

•       we determine to license or develop additional technologies,

•       we experience substantial difficulty in gaining U.S. market acceptance or delays in obtaining FDA clearance of our proprietary carbon coating process for heart valves sold in the U.S. market, or

•       we make acquisitions.

We cannot assure you that we will be able to raise sufficient capital on terms that we consider acceptable, or at all.  If we are unable to obtain adequate financing on acceptable terms, we may be unable to continue operations.

Commitments and Contingent Liabilities

Sulzer Carbomedics.  In July 1998, we entered into a three-year supply agreement with Sulzer Carbomedics, the source of certain raw material components used in the manufacture of our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provides that we purchase a minimum number of raw material units each calendar year through 2003.  Under the terms of the agreement, we are required to compensate Sulzer Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We have not met the minimum purchase requirements for the past three calendar years.  In addition, we do not believe we will meet the minimum purchase requirement for calendar year 2002.  As a result, we expensed $148,991 in fiscal year 2002, and $108,174 in fiscal year 2001 related to these purchase shortfalls.  We expensed $13,075 in the second quarter of fiscal year 2003 and $50,000 in the second quarter last year. For the first six months of fiscal year 2003 we expensed $30,125 and we expensed $100,000 in the comparable period last year. These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Sulzer Carbomedics.

UROPACE.  In July 1995, we established a wholly owned subsidiary, UROPACE, Inc., to commercialize technology for treating female urinary incontinence.  On November 1, 2000, we completed the spin-off of UROPACE to our existing shareholders.  The separation was effected by transferring from our company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Our shareholders of record on September 15, 2000 received one share of common stock of UROPACE for each 6.882 shares of our common stock they held on that date.  The assets transferred to UROPACE had no book value at November 1, 2000, and the operations of UROPACE before the spin-off had no revenues and minimal expenses during fiscal year 2000 and fiscal year 2001.  As a part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note and interest is paid in full.  At October 31, 2002, we had loaned UROPACE $235,000.  Due to the development stage of UROPACE and the uncertainty associated with the collection of these borrowings, we have recorded an allowance for the entire balance of the loan, with the corresponding expense included in other (expense) income in the Consolidated Statement of Operations.

Bank Line of Credit.  Since fiscal year 2000, we have financed our operations in part through a bank line of credit secured by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  This line of credit, which was scheduled to mature on November 23, 2002, has been extended to February 23, 2003.  Amounts borrowed under this line of credit currently bear interest at a fixed rate of 6.5 percent per year.  As of October 31, 2002, we had borrowed the maximum amount available of $2,500,000 under this line of credit.

As part of our revolving credit agreement with Associated Bank Minnesota, we were formerly required to maintain a minimum tangible net worth of not less than $3,000,000, measured as of the last day of each fiscal quarter.  At April 30, 2001, we failed to comply with the minimum tangible net worth covenant.  On August 24, 2001, Associated Bank Minnesota waived such covenant defaults, and we amended our credit agreement, which now provides that we must maintain a minimum tangible net worth of not less than $1,000,000, measured as of the last day of each calendar month.  With the net proceeds from our November 2001 IPO, we met our minimum tangible net worth requirement through October 31, 2002.  However, absent an infusion of equity capital during the quarter ended January 31, 2003, our tangible net worth will fall below the required $1,000,000 minimum.

As of October 31, 2002, we were in compliance with all covenants or other requirements set forth in our credit agreement.  We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt.  A downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Dakota Electric Association.  At October 31, 2002, we were indebted to Dakota Electric Association in the principal amount of $156,348.  Payments are due in monthly installments through May 2009, with interest at 5.75 percent, collateralized by our lighting equipment and rooftop air-conditioning units.

Dakota County.  At October 31, 2002, we owed Dakota County for special land assessments with principal and interest due at 8 percent in semi-annual installments through May 2010.

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

Bridge Financing.  We obtained access to temporary bridge financing for up to $500,000 from Paul K. Miller, a principal shareholder who also serves on the Board of Directors.  In November 2002, we borrowed $275,000 under this agreement.  The principle and interest on these notes are due and payable in 90 days of the note date or the date that we refinanced our line of credit, whichever comes first.  On December 11, 2002, we also received a $60,000 unsecured advance from an executive officer to fund working capital requirements.  This loan will be repaid out of refinancing proceeds.

Summary of Contractual Obligations	Payments Due By Period
	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Sulzer Carbomedics	$139,642	$139,642	$	$
UROPACE Loan	121,250	121,250
Bank Line of Credit	2,500,000	2,500,000
Dakota Electric Association (1)	188,178	28,584	57,168	102,426
Dakota County (1)	261,120	39,360	72,960	148,800
Operating Leases	6,581	6,581
Capital Leases (1)	73,683	56,454	17,229
Clinical Studies	422,380	143,762	198,247	80,371
Consulting	57,000	57,000
Bridge Financing	335,000	335,000
TOTAL CONTRACTUAL OBLIGATIONS	$4,104,834	$3,427,633	$345,604	$331,597

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

ITEM 3                   CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Within the 90-day period prior to the filing date of this periodic report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation.

PART II OTHER INFORMATION

ITEM 1   Legal Proceedings

As of December 13, 2002, we were not a party to any material litigation.

ITEM 2   Changes in Securities and Use of Proceeds

(a)   Not applicable.

(b)   Not applicable.

(c)   On August 7, 2002, we issued to Segmed, Inc., a Minnesota corporation, a seven-year warrant to purchase 100,000 shares of our common stock at $2.95 per share.  We issued this warrant in partial consideration of Segmed’s assignment of certain intellectual property to our company.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and the certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, unless registered under the Securities Act.  In addition, the recipient of such securities received material information concerning our company, including, but not limited to, our reports on Form 10-KSB and Form 10-QSB, as filed with the Securities and Exchange Commission.  No underwriting commissions or discounts were paid with respect to the issuance of such securities.

(d)   Our Registration Statement on Form SB-2 (File No. 333-68884) was declared effective by the SEC on November 20, 2001.

After deducting the total expenses of $1,353,515 of our initial public offering, our net proceeds were approximately $5,396,485.  We estimate that we used $5,311,453 of the initial public offering net proceeds through October 31, 2002.  Such uses of proceeds represent: (1) $4,409,453 to fund sales and marketing initiatives, including general and administrative expenses to support infrastructure and engineering and regulatory expenses to support operations, (2) $125,000 to fund working capital requirements, (3) $237,000 to purchase capital equipment, (4) $500,000 to repay bridge notes, and (5) $40,000 in advances to UROPACE.

ITEM 3   Defaults upon Senior Securities

Not applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5   Other Information

Not applicable.

ITEM 6   Exhibits and Reports on Form 8-K

                (a)           Exhibits

                                None.

                (b)           Reports on Form 8-K

The registrant filed no Current Reports on Form 8-K during the quarter ended October 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: December 16, 2002	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

Date: December 16, 2002	By	/s/ Jules L. Fisher
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

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	December 16, 2002	By	/s/ Blair P. Mowery
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

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	December 16, 2002	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Blair P. Mowery, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.             the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	December 16, 2002	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jules L. Fisher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.             the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	December 16, 2002	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer