Form 10QSB/A
period 2002-10-31
MEDICALCV INC
filed 2003-03-14
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

ITEM 4   Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders was held on October 2, 2002.  Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

(1)   To elect seven directors for the ensuing year and until their successors shall be elected and duly qualified.

NAME	FOR	WITHHOLD AUTHORITY
Adel A. Mikhail, Ph.D.	4,713,947	0
Blair P. Mowery	4,713,947	0
Salvador Merce Cervello	4,713,947	0
Susan L. Critzer	4,713,947	0
Richard A. DeWall, M.D.	4,713,947	0
David B. Kaysen	4,713,947	0
Paul K. Miller	4,713,947	0

(2)   To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending April 30, 2003.

FOR	AGAINST
4,709,547	1,000

ABSTAIN	NON-VOTE
3,400	0

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

MedicalCV, Inc.

Date: March 14, 2003	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

Date: March 14, 2003	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

                I, Blair P. Mowery, President and Chief Executive Officer of MedicalCV, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-QSB/A of MedicalCV, Inc.;

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

Dated:	March 14, 2003	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

                I, Jules L. Fisher, Chief Financial Officer of MedicalCV, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-QSB/A of MedicalCV, Inc.;

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

Dated:	March 14, 2003	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB/A for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Blair P. Mowery, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.             the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 14, 2003	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB/A for the quarterly period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jules L. Fisher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.             the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.             the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 14, 2003	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer