Form 10QSB
period 2003-01-31
MEDICALCV INC
filed 2003-03-17
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

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

Yes ☒  No ☐

As of March 17, 2003, the issuer had outstanding 7,843,834 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format (check one)  ☐ Yes  ☒ No

PART I

ITEM 1   FINANCIAL STATEMENTS

MEDICALCV, INC.

Consolidated Balance Sheet

(unaudited)

	January 31, 2003	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$208,814	$2,781,675
Trade accounts receivable, net	1,112,313	1,258,616
Inventories	2,834,687	2,322,535
Prepaid expenses and other assets	132,587	78,993
Total current assets	4,288,401	6,441,819

Property, plant and equipment, net	1,416,456	1,575,153
Deferred financing costs, net	50,871	72,860
Other assets		1,394
Total assets	$5,755,728	$8,091,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,544,928	$2,542,460
Short-term debt with affiliates, net of discount of $109,388	693,945
Current portion of capital lease obligations	39,759	59,854
Accounts payable	1,096,926	589,520
Accrued expenses	631,824	491,760
Total current liabilities	5,007,382	3,683,594

Long-term debt, less current portion	299,017	339,523
Capital lease obligations less current portion	15,197	42,069
Total liabilities	5,321,596	4,065,186

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 7,843,834 shares issued and outstanding	78,438	78,438
Additional paid-in capital	16,515,887	16,362,050
Deferred stock-based compensation	(5,398)	(9,062)
Accumulated deficit	(16,154,795)	(12,405,386)
Total shareholders’ equity	434,132	4,026,040
Total liabilities and shareholders’ equity	$5,755,728	$8,091,226

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net sales	$867,105	$735,260	$2,111,206	$2,207,475
Cost of goods sold	423,312	546,894	1,292,838	1,447,457
Gross profit	443,793	188,366	818,368	760,018
Operating expenses:
Sales and marketing	744,026	574,994	2,152,876	1,511,966
General and administrative	544,964	639,266	1,636,333	1,400,791
Engineering and regulatory	198,050	211,397	699,721	581,895
Total operating expenses	1,487,040	1,425,657	4,488,930	3,494,652
Loss from operations	(1,043,247)	(1,237,291)	(3,670,562)	(2,734,634)
Other (expense) income:
Interest expense	(46,379)	(75,198)	(124,002)	(174,735)
Interest income	43	16,790	12,704	32,988
Other income	6,367	12,529	32,451	33,944
Total other expense	(39,969)	(45,879)	(78,847)	(107,803)

Net loss	$(1,083,216)	$(1,283,170)	$(3,749,409)	$(2,842,437)
Basic and diluted net loss per share	$(.14)	$(.17)	$(.48)	$(.42)

Weighted average shares used in computing basic and diluted net loss per share	7,843,834	7,419,921	7,843,834	6,702,530

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended January 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,749,409)	$(2,842,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	256,465	217,571
Amortization	109,424	190,750
Provision for doubtful accounts	47,132	113,623
Return of inventory	(92,000)
Provision for inventory obsolescence	116,027	24,445
Warrant expense related to purchase of technology	12,361
Stock-based compensation	16,145	20,639
Changes in assets and liabilities:
Accounts receivable	99,171	(111,152)
Inventories	(536,179)	(158,686)
Prepaid expenses and other assets	(52,200)	68,728
Accounts payable	507,406	31,196
Accrued expenses	140,583	71,171
Net cash used in operating activities	(3,125,074)	(2,374,152)

Cash flows from investing activities:
Purchase of property, plant and equipment	(97,768)	(77,266)
Loan to UROPACE		(66,000)
Net cash used in investing activities	(97,768)	(143,266)

Cash flows from financing activities:
Borrowings on bank line of credit		1,570,000
Borrowings on short-term debt with affiliates, net of financing costs	735,505
Principal payments on bank line of credit		(475,000)
Principal payments on other long-term debt	(38,557)	(40,620)
Issuance of convertible subordinated bridge notes, net		438,885
Principal payments under capital lease obligations	(46,967)	(46,207)
Proceeds from issuance of common stock, net		5,402,417
Proceeds from issuance of warrants		550
Net cash provided by financing activities	649,981	6,850,025

Net (decrease) increase in cash and cash equivalents	(2,572,861)	4,332,607
Cash and cash equivalents at beginning of year	2,781,675	111,977
Cash and cash equivalents at end of period	$208,814	$4,444,584

Non-cash investing and financing activities
Discount on short-term debt with affiliate related to warrants	$128,995
Land special assessments due in future years, net		$54,000
Capital lease obligation incurred for the purchase of fixed assets		34,796
Discount on convertible subordinated bridge notes related to warrants’ beneficial conversion feature		497,125

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Notes to Consolidated Financial Statements

(unaudited)

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

The consolidated balance sheet as of January 31, 2003, the consolidated statement of operations for the three and nine months ended January 31, 2003 and 2002, and the consolidated statement of cash flows for the nine months ended January 31, 2003 and 2002, include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2003.

Certain amounts previously reported have been reclassified to conform to their January 31, 2003, presentation.  These reclassifications had no effect on net loss, cash flow or shareholders’ equity as previously reported.

(2)                                 Going Concern

The Company’s consolidated financial statements for the quarter ended January 31, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At January 31, 2003, the Company had an accumulated deficit of $16,154,795, and has insufficient funds to meet the requirements of its revolving line of credit, and short-term borrowings from affiliates.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2003, the maturity date of the Company’s revolving line of credit with Associated Bank was extended to April 23, 2003.  The Company also established a temporary line of credit with PKM Properties, LLC, an affiliated entity (see Note 8), to fund working capital requirements.  The PKM Properties, LLC line of credit matures on April 17, 2003.  On December 11, 2002, the Company also received a $60,000 unsecured advance from an executive officer to fund working capital requirements.  The Company is currently pursuing the refinancing of its revolving line of credit and is seeking other financing to fund its operations and working capital requirements.  However, the Company cannot provide any assurance that such additional financing will be available on terms acceptable to the Company or at all.  The Company will need to obtain additional capital prior to the maturity date of its revolving line of credit, or otherwise extend or restructure its debit, to continue operations.

The Company is subject to risks and uncertainties common to emerging medical technology companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and United States market penetration.

(3)                                 Net Loss Per Share

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three and nine-month periods ended January 31, 2003 and 2002, since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants aggregating 4,028,440 and 2,030,390 shares of the Company’s common stock at January 31, 2003 and 2002, respectively.

(4)                                 Inventories

	January 31, 2003	April 30, 2002

Raw materials	$585,189	$436,855
Work-in-process	665,228	551,561
Finished goods	1,584,270	1,334,119
	$2,834,687	$2,322,535

(5)                                 Return of Inventory

During the quarter ended July 31, 2002, the Company obtained inventories from two former international distributors with an original cost to the Company of approximately $92,000.  The heart valves were sold to these customers during fiscal year 2000 and the first half of fiscal year 2001.  Due to financial difficulties experienced by these distributors, the Company provided allowances for the remaining uncollected accounts receivable balances in fiscal years 2001 and 2002.  The Company did not anticipate the return of these products at the time the uncollectible accounts were established.  Upon obtaining title to the heart valves from these former distributors during the quarter ended July 31, 2002, the Company increased its inventories and reduced cost of goods sold by its original cost of $92,000.

(6)                                 Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's financial position or results of operations.  The new standard principally affects the Company’s timing of when charges are recorded as opposed to the amount of the ultimate charge. There have been no exit or disposal activities subsequent to December 31, 2002.

The Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in the third quarter of fiscal year 2003.  The disclosure provisions of the interpretation are effective for the Company’s financial statements for the third quarter of fiscal year 2003.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The transition provisions of this statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of this statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements with the Company's April 30, 2003 fiscal year-end reporting.

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

The following table summarizes net sales by geographic area:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Europe	$537,921	$474,405	$1,221,328	$1,419,245
South Asia	116,350	109,320	339,640	366,060
Middle East	93,598	16,000	342,265	101,371
Far East	22,171	109,825	39,873	284,129
Other	97,065	25,710	168,100	36,670

TOTALS	$867,105	$735,260	$2,111,206	$2,207,475

(8)                                 Short-Term Debt with Affiliates

In January 2003, the Company established a discretionary line of credit with PKM Properties, LLC, an entity controlled by a principal shareholder, who also serves on the Company’s Board of Directors.  The line of credit currently provides for borrowing up to $1.1 million and matures on April 17, 2003.  Through January 31, 2003, the Company had borrowed $743,333 under the line of credit.  In February and March 2003, the Company borrowed an additional $300,000 under the PKM Properties, LLC line of credit to fund working capital requirements and continue operations.  In addition, the Company incurred direct financing costs of $67,828, which are included in other current assets and are being amortized as part of general and administrative expenses over the three-month life of the line of credit.  The line of credit bears interest at the higher of 7 percent or 1 percent above a bank reference rate (7 percent is the rate in effect as of January 31, 2003).  PKM Properties, LLC was issued a second mortgage on the Company’s real estate and a security interest in all remaining assets.

In connection with the line of credit, the Company also issued a warrant to PKM Properties, LLC with a five-year term to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.596 per share.  The allocated fair value of the warrants was $128,995 and is accounted for as a discount on the borrowings under the line of credit.  This discount, which is presented as a reduction of the face value of the line of credit on the consolidated balance sheet is being amortized over the three-month life of the line of credit.  As of January 31, 2003, the unamortized balance of the discount was $109,388.

The Company also received a $60,000 unsecured advance in December 2002 from an executive officer to fund working capital requirements.  This loan bears interest at 6 percent per year and matures on March 31, 2003.

As of January 31, 2003, a summary of short-term debt with affiliates is as follows:

January 31, 2003

Line of credit with PKM Properties, LLC	$743,333
Less discount	109,388
Net balance of line of credit	633,945
Officer advance	60,000
Total short-term debt with affiliates	$693,945

(9)                               Revolving Line of Credit with Associated Bank

Included in the current portion of long-term debt at January 31, 2003 is $2,500,000 of borrowings under a revolving line of credit with Associated Bank.  In November 2002, the Company obtained a 90-day extension on its revolving line of credit.  In February 2003, the Company obtained an additional 60-day extension on its revolving line of credit with Associated Bank to April 23, 2003.

As of January 31, 2003, the Company was in violation of the debt covenant with Associated Bank that requires the Company to maintain a minimum tangible net worth of not less than $1,000,0000 measured as of the last day of each calendar month.  The existence of this covenant violation gives Associated Bank the ability to declare an event of default and demand immediate repayment of such indebtedness.

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

On July 26, 2001, the FDA gave us notice of premarket approval to sell our Omnicarbon 3000 heart valve in the U.S., the largest geographic market for mechanical heart valves.  In anticipation of FDA premarket approval, we invested in our sales and marketing infrastructure, including adding sales management to our staff in fiscal year 2001, and recruiting field sales representatives to call on domestic surgery centers in the U.S.  While our sales of the Omnicarbon heart valve in the U.S. market have been below expectations to date, we believe, based upon our Omnicarbon heart valve’s 18 years of implants in patients in Europe, that we can establish a competitive position in the mechanical heart valve industry in the U.S. and leverage this position into other critical areas of cardiothoracic surgery.  We also expect that our ability to market the Omnicarbon 3000 heart valve in the U.S. will favorably affect our international sales, as many cardiovascular surgeons and others who make purchasing decisions are aware of the FDA’s rigorous premarket approval process and consider it to be a validation of the safety and efficacy of medical devices.  Our company had its first implant of the Omnicarbon 3000 heart valve in the U.S. in December 2001.

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

Three and Nine Month Periods Ended January 31, 2002 and 2003

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.8%	74.4%	61.2%	65.6%

Gross profit	51.2%	25.6%	38.8%	34.4%

Operating expenses:

Sales and marketing	85.8%	78.2%	102.0%	68.5%
General and administrative	62.9%	86.9%	77.5%	63.4%
Engineering and regulatory	22.8%	28.8%	33.1%	26.4%

Total operating expenses	171.5%	193.9%	212.6%	158.3%

Loss from operations	(120.3)%	(168.3)%	(173.8)%	(123.9)%

Other income (expense):

Interest expense	(5.3)%	(10.2)%	(5.9)%	(7.9)%
Interest income	—%	2.3%	.6%	1.5%
Other income	.7%	1.7%	1.5%	1.5%

Total other expense	(4.6)%	(6.2)%	(3.8)%	(4.9)%

Net loss	(124.9)%	(174.5)%	(177.6)%	(128.8)%

Critical Accounting Policies

For discussion of critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002.

Results of Operations

Net Sales.  Net sales in the third quarter of fiscal year 2003 increased 18 percent to $867,105 from $735,260 in the third quarter of the prior year.  The increase was primarily attributable to higher Omnicarbon heart valve unit sales in the European and U.S. markets.

Net sales in the nine-month period ended January 31, 2003, decreased to $2,111,206 from $2,207,475 in the same period one year ago. The decrease in net sales in the nine-month period was primarily attributable to lower Omnicarbon unit sales to distributors in Europe and Far East in the first six months of fiscal 2003, partially offset by increased unit sales in the Middle East.

In the first nine months of fiscal years 2003 and 2002, the vast majority of our sales were denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not resulted in significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in Japanese yen, and two European customers, which pay in euros.  We recognize that a strong U.S. dollar can adversely affect unit sales payable in currencies other than U.S. dollars for our foreign distributors.

Gross Profit.  Gross profit as a percentage of net sales increased to 51.2 percent in the third quarter of fiscal year 2003 from 25.6 percent in the third quarter of the prior year.  Gross profit margins for the first nine months of fiscal year 2003 were 38.8 percent compared to 34.4 percent in the same period last fiscal year.  Gross profit margins in the current quarter and nine-month periods were favorably impacted by reductions in product costs as manufacturing efficiencies continued to improve, partially offset by an unfavorable international sales mix.  We have expended considerable resources in developing our new carbon manufacturing process technologies utilized in manufacturing the Omnicarbon 4000 heart valve, which is currently sold outside the U.S. market.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the third quarter of fiscal year 2003 were $744,026 or 85.8 percent of net sales compared to $574,994 or 78.2 percent of net sales in the third quarter of the prior year.  For the nine-month period ending January 31, 2003, sales and marketing expenses totaled $2,152,876 or 102.0 percent of net sales, compared to $1,511,966 or 68.5 percent of net sales in the same period last fiscal year.  The increases in spending related to expanded Omnicarbon marketing efforts in the U.S. and international markets.  Despite our lower than expected sales-to-date in the U.S. market, we believe we can establish a competitive position in the U.S. and leverage this position into other areas of cardiothoracic surgery.  Our overall marketing strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the third quarter of fiscal year 2003 were $544,964 or 62.9 percent of net sales, compared to $639,266 or 86.9 percent of net sales in the same period one year ago. For the nine-month period ended January 31, 2003, general and administrative expenses totaled $1,636,333 or 77.5 percent of net sales, compared to $1,400,791 or 63.4 percent of net sales in the same period last year.  The decrease in the third quarter of this fiscal year related primarily to reduced amortization of financing costs.  The third quarter one year ago also included non-recurring IPO related expenses.  The increase in the first nine months of fiscal year 2003 was primarily attributable to increased professional fees associated with operating as a public company, and salary and related expenses associated with strengthening the executive management staff.

Engineering and Regulatory.  Engineering and regulatory expenses for the third quarter of fiscal year 2003 were $198,050 or 22.8 percent of net sales compared to $211,397 or 28.8 percent of net sales in the third quarter of the prior fiscal year.  For the nine-month period ended January 31, 2003, engineering and regulatory expenses totaled $699,721 or 33.1 percent, compared to $581,895 or 26.4 percent of net sales in the same period last year.  The increase in the first nine months of fiscal year 2003 was primarily attributable to expenses associated with the purchase and development of the Northrup Universal Heart Valve Repair System™ and the IMA Access™ Retractor device combined with costs related to the pursuit of FDA approval for our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 heart valve in the U.S.

Other (Expense) Income.  Interest expense totaled $46,379 in the quarter ended January 31, 2003, compared to $75,198 in the third quarter of the prior fiscal year.  Fiscal year-to-date interest expense was $124,002, compared to $174,735 in the same period one year ago.  The decrease is primarily due to interest expense and related discount amortization on convertible subordinated bridge notes in the third quarter of the prior fiscal year and in the nine-month period ending January 31, 2002.

Income Tax Provision.  In light of our recent history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through the third quarter of fiscal year 2003 due to the inherent uncertainty of predicting the sufficiency of future taxable income necessary to realize our deferred tax assets.

Loss from Operations.  As of January 31, 2003, we had an accumulated deficit of $16,154,795.  We have incurred losses in each of the last six fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S.  Our strategy has been to invest in technology to better position ourselves competitively once FDA premarket approval was obtained.  We expect net losses to continue through fiscal year 2004 because of anticipated spending necessary to market the Omnicarbon 3000 heart valve in the U.S., and to establish and maintain a strong marketing organization for domestic and foreign markets.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $208,814 at January 31, 2003, from $2,781,675 at April 30, 2002.  The decrease in cash in the current fiscal year was attributable primarily to operating losses.  Net cash used in operating activities was $712,636 in the third quarter ended January 31, 2003, and $1,071,257 in the same period last year.  Net cash used in operating activities for the nine-month period in fiscal year 2003 was $3,125,074 compared to $2,374,152 in the prior year.

Net cash used in operating activities decreased $358,621 in the current quarter over the same period one year ago due to a decrease in accounts receivable combined with increases in accounts payable and accrued expenses.  Net cash used in operating activities increased $750,922 in the nine-month period over the same period in the prior year due primarily to funding higher operating losses and increases in inventory.  Inventories increased $536,179 in the nine-month period due primarily to carrying additional Omnicarbon 3000 inventory to support the U.S. product launch.

Net cash used in investing activities was $97,768 and $143,266 for the nine-month periods ended January 31, 2003 and 2002, respectively.  We invested $97,768 in property, plant, and equipment in the nine-month period ended January 31, 2003, compared to $77,266 in the same period last fiscal year.

Net cash provided by financing activities was $649,981 in the nine-month period ended January 31, 2003, and consisted primarily of short term borrowings from affiliates, partially offset by principal payments on long-term debt and capital leases.  In the nine-month period ended January 31, 2002, net cash provided by financing activities was $6,850,025.  In that period, we completed our initial public offering which generated net proceeds of $5,396,475, and we borrowed an additional $1,570,000 on our bank line of credit, and $438,885 pursuant to convertible bridge notes, partially offset by $561,827 of principal payments on our bank line of credit, long-term debt, and capital leases.

From March 1992 through July 2002, our primary source of funding was through the sales of equity securities, which totaled $9,775,704 in gross cash proceeds.  We have also funded our operations through collateralized equipment financing term loans and equipment leases.  In addition, we have financed our operations since fiscal year 2000 through a bank line of credit collateralized by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  This line of credit, which was scheduled to mature in November 2002, has been extended to April 23, 2003, while we seek new debt financing.  There can be no assurance that such financing will be available on acceptable terms or at all.  Amounts borrowed under this line of credit currently bear interest at 6.5 percent per year.  As of January 31, 2003, we had borrowed the maximum amount available of $2,500,000 under this line of credit.

As part of our credit agreement with Associated Bank Minnesota, we were required to maintain a minimum tangible net worth of not less than $3,000,000, measured as of the last day of each fiscal quarter.  At April 30, 2001, we failed to comply with the minimum tangible net worth covenant.  On August 24, 2001, Associated Bank Minnesota waived such covenant defaults, and we amended our credit agreement, which now provides that we must maintain a minimum tangible net worth of not less than $1,000,000, measured as of the last day of each calendar month.  We were not in compliance with the tangible net worth covenant as of January 31, 2003.  The existence of this covenant violation gives Associated Bank the ability to declare an event of default and demand immediate repayment of such indebtedness.

We established a line of credit in January 2003 with PKM Properties, LLC, an entity controlled by a principal shareholder, who also serves on our Board of Directors.  The line of credit provides for borrowing up to $1.1 million and matures on April 17, 2003.  Through January 31, 2003, we borrowed $743,333 under the line of credit.  In addition, we incurred direct financing costs of $67,828, which are included in other current assets and are being amortized as part of general and administrative expenses over the three-month life of the line of credit.  The line of credit bears interest at the higher of 7 percent or 1 percent above a bank reference rate (7 percent is the rate in effect as of January 31, 2003).  The line of credit is secured by a second mortgage on our real estate and a security interest in all remaining assets in favor of PKM Properties, LLC.

In connection with the line of credit, we also issued a warrant to PKM Properties, LLC with a five-year term to purchase 350,000 shares of our Company’s common stock at an exercise price of $0.596 per share.  The allocated fair value of the warrants was $128,995 and is accounted for as a discount on the borrowings under the line of credit.  This discount, which is presented as a reduction of the face value of the line of credit on the consolidated balance sheet, is being amortized over the three-month life of the line of credit.  As of January 31, 2003, the unamortized balance of the discount was $109,388.

We also received a $60,000 unsecured advance in December 2002 from an executive officer.  Principal and interest on this advance is payable on March 31, 2003.

Subject to the uncertainties surrounding our need for financing as described below, we expect to continue developing our business and to build market share in the U.S. now that we have FDA premarket approval of our Omnicarbon 3000 heart valve for sales in the U.S.  These activities will require significant expenditures to develop, train and supply marketing materials to our independent sales representatives and to build our sales and marketing infrastructure.  As a result, we anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon the speed at which we are able to expand our distribution capability in domestic and international markets and the availability of financing.

We expect that our operating losses and negative operating cash flow will continue for the remainder of fiscal year 2003 and fiscal year 2004 as we expand our manufacturing capabilities, continue increasing our corporate staff to support the U.S. roll-out of our Omnicarbon 3000 heart valve, and add marketing programs domestically and internationally to build awareness of and create demand for our Omnicarbon heart valves.

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

Our ability to continue as a going concern is dependent on our ability to obtain debt and/or equity financing in the fourth quarter of fiscal 2003.  We are currently pursuing the refinancing of our revolving line of credit and are seeking other financing to fund our operations and working capital requirements.  We are also considering the sale and leaseback of our real estate to retire our bank debt and increase working capital.  We cannot provide any assurance , however, that such additional financing will be available on terms acceptable to us or at all.  We will need to obtain additional capital prior to the maturity date of our revolving line of credit or otherwise extend or restructure this debt to continue operations.

In addition to our need to refinance our current $2,500,000 of bank debt, which matures on April 23, 2003, and complete a sale and leaseback of our real estate, we also anticipate that we will need to raise between $2,000,000 and $4,000,000 of additional equity or debt financing to fund operations and working capital requirements in the next 2 to 6 months.  We also anticipate the need to raise a minimum of $1,500,000 in new debt or equity financing within 9 to 12 months.  We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  If we refinance our bank debt, engage in a sale and leaseback, and obtain $2,000,000 to $4,000,000 of additional financing, we believe we will have sufficient capital resources to operate and fund the growth of our business for the remainder of calendar year 2003.

We cannot assure you that we will be able to raise sufficient capital on terms that we consider acceptable, or at all.  The terms of any equity financing are expected to be highly dilutive to our existing security holders.  The delisting of our securities from the NASDAQ SmallCap Market will negatively affect our ability to raise capital.  If we are unable to obtain adequate financing on acceptable terms, we will be unable to continue operations.

Commitments and Contingent Liabilities

Sulzer Carbomedics.  In July 1998, we entered into a three-year supply agreement with Sulzer Carbomedics, the source of certain raw material components used in the manufacture of our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provides that we purchase a minimum number of raw material units each calendar year through 2003.  Under the terms of the agreement, we are required to compensate Sulzer Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We have not met the minimum purchase requirements for the past three calendar years.  In addition, we do not believe we will meet the minimum purchase requirement for calendar year 2003.  As a result, we expensed $148,991 in fiscal year 2002, and $108,174 in fiscal year 2001 related to these purchase shortfalls.  We expensed $83,613 in the third quarter of fiscal year 2003 and $15,657 in the third quarter last year.  For the first nine months of fiscal year 2003 we expensed $113,738 and we expensed $115,657 in the comparable period last year.  These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Sulzer Carbomedics.

UROPACE.  In July 1995, we established a wholly owned subsidiary, UROPACE, Inc., to commercialize technology for treating female urinary incontinence.  On November 1, 2000, we completed the spin-off of UROPACE to our existing shareholders.  The separation was effected by transferring from our company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Our shareholders of record on September 15, 2000 received one share of common stock of UROPACE for each 6.882 shares of our common stock they held on that date.  The assets transferred to UROPACE had no book value at November 1, 2000, and the operations of UROPACE before the spin-off had no revenues and minimal expenses during fiscal year 2000 and fiscal year 2001.  As a part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note and interest is paid in full.  At January 31, 2003, we had loaned UROPACE $235,000, none of which had been repaid.  Due to the development stage of UROPACE and the uncertainty associated with the collection of these borrowings, we have recorded an allowance for the entire balance of the loan, with the corresponding expense included in other (expense) income in the Consolidated Statement of Operations.

Bank Line of Credit.  Since fiscal year 2000, we have financed our operations in part through a bank line of credit collateralized by our real estate, tangible and intangible property and a guarantee by a principal shareholder.  This line of credit, which was scheduled to mature on November 23, 2002, has been extended to April 23, 2003.  Amounts borrowed under this line of credit currently bear interest at a fixed rate of 6.5 percent per year.  As of January 31, 2003, we had borrowed the maximum amount available of $2,500,000 under this line of credit.

As part of our revolving credit agreement with Associated Bank Minnesota, we were formerly required to maintain a minimum tangible net worth of not less than $3,000,000, measured as of the last day of each fiscal quarter.  At April 30, 2001, we failed to comply with the minimum tangible net worth covenant.  On August 24, 2001, Associated Bank Minnesota waived such covenant defaults, and we amended our credit agreement, which now provides that we must maintain a minimum tangible net worth of not less than $1,000,000, measured as of the last day of each calendar month.  With the net proceeds from our November 2001 IPO, we met our minimum tangible net worth requirement through October 31, 2002.  As of the quarter ended January 31, 2003, our tangible net worth fell below the required $1,000,000 minimum.  This covenant violation gives Associated Bank the ability to declare an event of default and demand immediate repayment of such indebtedness.

As of January 31, 2003, we were in compliance with all other covenants or other requirements set forth in our credit agreement.  We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt.  A downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Dakota Electric Association.  At January 31, 2003, we were indebted to Dakota Electric Association in the principal amount of $151,426.  Payments are due in monthly installments through May 2009, with interest at 5.75 percent, collateralized by our lighting equipment and rooftop air-conditioning units.

Dakota County.  At January 31, 2003, we owed Dakota County for special land assessments with principal and interest due at 8 percent in semi-annual installments through May 2010.

Capital Leases.  We lease certain manufacturing equipment under various capital leases.  The capital lease terms extend into fiscal year 2004 with implicit interest rates ranging from 6.9 to 16.2 percent.  The capital leases are collaterized by the underlying equipment with a total original cost of $322,733.

Clinical Studies.  We entered into an agreement with several large non-U.S. hospitals to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreement runs through fiscal year 2006.  In general, recipients of clinical study payments are required to purchase our products in order to complete their studies.

Consulting.  In November 2001, we entered into a separation agreement and release with Adel A. Mikhail, Ph.D., who was our founder and served as our President and Chief Executive Officer from March 1992 until June 15, 2001, when he retired.  Dr. Mikhail continues to serve as Chairman of our Board of Directors.  As part of the agreement, we agreed to retain Dr. Mikhail as an independent consultant for a period of two years.  Dr. Mikhail receives a $6,000 per month retainer.  The agreement expires in June 2003.  We also entered into an employment separation agreement with an officer in late 2002, which provides for consulting services through calendar 2003.

Short-Term Financing.  We established a line of credit in January 2003 with PKM Properties, LLC, an entity controlled by a principal shareholder, who also serves on our Board of Directors.  This line matures on April 17, 2003.  On December 11, 2002, we also received a $60,000 unsecured advance from an executive officer to fund working capital requirements.  This loan matures March 31, 2003.

Summary of Contractual Obligations	Payments Due By Period
	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Sulzer Carbomedics	$200,000	$200,000	$	$
UROPACE Loan	121,250	121,250
Bank Line of Credit	2,500,000	2,500,000
Dakota Electric Association(1)	181,032	28,584	57,168	95,280
Dakota County(1)	261,120	39,360	72,960	148,800
Capital Leases(1)	59,570	56,454	3,116
Clinical Studies	422,380	143,762	198,247	80,371
Consulting	119,425	119,425
Short-Term Financing	803,333	803,333
TOTAL CONTRACTUAL OBLIGATIONS	$4,668,110	$4,012,168	$331,491	$324,451

(1)           Future payments include interest due.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement were effective for disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our financial position or results of operations.  The new standard principally affects the timing of when charges are recorded as opposed to the amount of the ultimate charge.  There have been no exit or disposal activities subsequent to December 31, 2002.

We adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in the third quarter of fiscal year 2003.  The disclosure provisions of the interpretation are effective for our financial statements for the third quarter of fiscal year 2003.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The implementation of this accounting pronouncement did not have a material effect on our results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123.  The transition provisions of this statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of this statement are effective for interim periods beginning after December 15, 2002.  We currently plan to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with our April 30, 2003 fiscal year-end reporting.

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

PART II                 OTHER INFORMATION

ITEM 1   Legal Proceedings

As of March 17, 2003, we were not a party to any material litigation.

ITEM 2   Changes in Securities and Use of Proceeds

(a)   Not applicable.

(b)   Not applicable.

(c)   On January 17, 2003, we issued to PKM Properties, LLC, an entity controlled by a principal shareholder who also serves on the Company’s Board of Directors, a five-year warrant to purchase 350,000 shares of our common stock at $0.596 per share.  We issued this warrant in connection with a line of credit we established with PKM Properties, LLC.

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

(d)   Our Registration Statement on Form SB-2 (File No. 333-68884) was declared effective by the SEC on November 20, 2001.

After deducting the total expenses of $1,353,515 of our initial public offering, our net proceeds were approximately $5,396,485.  We estimate that we used 100 percent or $5,396,485 of the initial public offering net proceeds through January 31, 2003.  Such uses of proceeds represent: (1) $4,526,485 to fund sales and marketing initiatives, including general and administrative expenses to support infrastructure and engineering and regulatory expenses to support operations, (2) $93,000 to fund working capital requirements, (3) $237,000 to purchase capital equipment, (4) $500,000 to repay bridge notes, and (5) $40,000 in advances to UROPACE.

ITEM 3   Defaults upon Senior Securities

Not applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5   Other Information

On March 17, 2003, our securities were delisted from The Nasdaq SmallCap Market.  As a result of the delisting, MedicalCV securities will become subject to additional rules of the SEC.  Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser's prior written consent for a purchase transaction, thus restricting the ability to purchase or sell the securities in the open market.  Trading, if any, will be conducted in an over-the-counter market established for securities that do not meet Nasdaq listing requirements.

ITEM 6   Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1	Discretionary Credit Agreement by and between the Registrant and PKM Properties, LLC, dated January 17, 2003.*
10.2	Discretionary Credit Note in the principal amount of $943,666, issued by the Registrant, Maker, to PKM Properties, LLC, Payee, dated January 17, 2003.*
10.3	Security Agreement by and between the Registrant, Debtor, and PKM Properties, LLC, Secured Party, dated January 17, 2003.*
10.4	Second Mortgage by the Registrant for the benefit of PKM Properties, LLC, dated January 17, 2003.*
10.5	Common Stock Purchase Warrant issued by the Registrant to PKM Properties, LLC, dated January 17, 2003.*
10.6	Promissory Note in the principal amount of $60,000, issued by the Registrant, Maker, to Allan R. Seck, Payee, dated December 11, 2002.*
10.7	Correspondence from Associated Bank Minnesota to the Registrant, dated November 21, 2002, extending the revolving line of credit maturity date.*

*  To be filed by amendment.

(b)   Reports on Form 8-K

The registrant filed no Current Reports on Form 8-K during the quarter ended January 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: March 17, 2003	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

Date: March 17, 2003	By	/s/ Jules L. Fisher
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

Dated:	March 17, 2003	By	/s/ Blair P. Mowery
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

Dated:	March 17, 2003	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Blair P. Mowery, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 17, 2003	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB for the quarterly period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jules L. Fisher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 17, 2003	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer