Form 10QSB/A
period 2002-10-31
MEDICALCV INC
filed 2003-04-04
CIK 1144284

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

ITEM 4   Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders was held on October 2, 2002.  Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

(1)   To elect seven directors for the ensuing year and until their successors shall be elected and duly qualified.

NAME	FOR	WITHHOLD AUTHORITY
Adel A. Mikhail, Ph.D.	5,466,914	111,250
Blair P. Mowery	5,466,914	111,250
Salvador Merce Cervello	5,466,914	111,250
Susan L. Critzer	5,466,914	111,250
Richard A. DeWall, M.D.	5,466,914	111,250
David B. Kaysen	5,466,914	111,250
Paul K. Miller	5,466,914	111,250

(2)   To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending April 30, 2003.

FOR	AGAINST
5,462,514	112,250

ABSTAIN	NON-VOTE
3,400	0

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

MedicalCV, Inc.

Date: April 4, 2003	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

Date: April 4, 2003	By	/s/ Jules L. Fisher
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

Dated:	April 4, 2003	By	/s/ Blair P. Mowery
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

Dated:	April 4, 2003	By	/s/ Jules L. Fisher
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

Dated:	April 4, 2003	By	/s/ Blair P. Mowery
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

Dated:	April 4, 2003	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer