Form 10QSB/A
period 2003-01-31
MEDICALCV INC
filed 2003-04-04
CIK 1144284

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

ITEM 6   Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1	Discretionary Credit Agreement by and between the Registrant and PKM Properties, LLC, dated January 17, 2003.
10.2	Discretionary Credit Note in the principal amount of $943,666, issued by the Registrant, Maker, to PKM Properties, LLC, Payee, dated January 17, 2003.
10.3	Security Agreement by and between the Registrant, Debtor, and PKM Properties, LLC, Secured Party, dated January 17, 2003.
10.4	Second Mortgage by the Registrant for the benefit of PKM Properties, LLC, dated January 17, 2003.
10.5	Common Stock Purchase Warrant issued by the Registrant to PKM Properties, LLC, dated January 17, 2003.
10.6	Promissory Note in the principal amount of $60,000, issued by the Registrant, Maker, to Allan R. Seck, Payee, dated December 11, 2002.
10.7	Working Capital Line of Credit - Change in Terms Agreement by and between Associated Bank Minnesota, lender, and the Registrant, borrower, dated November 23, 2002.
10.8	Commercial Guaranty from Paul K. Miller, guarantor, to Associated Bank Minnesota, lender, dated November 23, 2002.

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
Jules L. Fisher
Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB/A for the quarterly period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Blair P. Mowery, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
Blair P. Mowery
President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of MedicalCV, Inc. (the “Company”) on Form 10-QSB/A for the quarterly period ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jules L. Fisher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	April 4, 2003	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1	Discretionary Credit Agreement by and between the Registrant and PKM Properties, LLC, dated January 17, 2003.
10.2	Discretionary Credit Note in the principal amount of $943,666, issued by the Registrant, Maker, to PKM Properties, LLC, Payee, dated January 17, 2003.
10.3	Security Agreement by and between the Registrant, Debtor, and PKM Properties, LLC, Secured Party, dated January 17, 2003.
10.4	Second Mortgage by the Registrant for the benefit of PKM Properties, LLC, dated January 17, 2003.
10.5	Common Stock Purchase Warrant issued by the Registrant to PKM Properties, LLC, dated January 17, 2003.
10.6	Promissory Note in the principal amount of $60,000, issued by the Registrant, Maker, to Allan R. Seck, Payee, dated December 11, 2002.
10.7	Working Capital Line of Credit — Change in Terms Agreement by and between Associated Bank Minnesota, lender, and the Registrant, borrower, dated November 23, 2002.
10.8	Commercial Guaranty from Paul K. Miller, guarantor, to Associated Bank Minnesota, lender, dated November 23, 2002.