Form 10KSB
period 2003-04-30
MEDICALCV INC
filed 2003-07-29
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-33295

MedicalCV, Inc.
(Name of Small Business Issuer in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

(Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer’s revenues for its most recent fiscal year were $3,135,041.

The aggregate market value of the common equity held by non-affiliates of the issuer as of July 15, 2003, was approximately $8,132,706, based upon the sale price of one unit on such date.

As of July 15, 2003 the issuer had outstanding 7,843,834 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant sold in the issuer’s initial public offering.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Shareholders.

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

PART I

ITEM 1                                        DESCRIPTION OF BUSINESS

Overview

We are a cardiothoracic surgery device company.  Our primary business is the manufacture and marketing of mechanical heart valves known as the Omnicarbon® Series 3000 and Series 4000.  Our Omnicarbon heart valves are used to treat heart valve failure caused by heart disease, natural aging, prosthetic heart valve failure and congenital defects.

We have been manufacturing and marketing Omnicarbon heart valves since 1984.  Approximately 35,000 Omnicarbon heart valves have been implanted worldwide.  Our sales of heart valves have been primarily to customers in Europe, South Asia, the Middle East and the Far East.  Although we derived 62 percent of our net sales in fiscal year 2003 from Europe, we have established a U.S. sales organization, consisting primarily of independent sales representatives who are experienced in marketing products to cardiothoracic surgeons, and we commenced marketing the Omnicarbon 3000 heart valve in the U.S. in late January 2002.

In order to reduce our dependence on sales of heart valves, we have developed a strategy to broaden our product offerings to the cardiothoracic surgeon by developing, acquiring and licensing additional technologies.  Over the last fiscal year, we acquired a new annuloplasty technology for the repair of the mitral valve and we licensed an internal mammary artery (“IMA”) retractor to provide better exposure of such artery with reduced trauma to the ribs.  We introduced the IMA Access™ Retractor in December 2002 and expect to introduce the annuloplasty system, following receipt of necessary regulatory approvals, in fiscal year 2004.

Our efforts to penetrate the U.S. heart valve market, build our U.S. sales organization and improve our European distribution capabilities have required a significant investment and consumed most of the net proceeds from our initial public offering.  To improve our capital structure and provide working capital for operations, we recently completed several transactions with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of our directors and our largest beneficial owner of securities, and Peter L. Hauser, who following the transaction in which he participated became the beneficial owner of approximately 10.3% of our securities .  In January 2003, we established a discretionary line of credit with PKM.  As of April 30, 2003, we had borrowed $943,333 under this line of credit.  This line of credit, which currently requires the payment of interest at a rate of 7 percent per year, matures on September 17, 2003, and is secured by substantially all of our assets.  In April 2003, we also completed a refinancing transaction in which our corporate headquarters, manufacturing facility and surrounding land were sold to PKM in a sale-leaseback transaction.  Simultaneous with the sale, we entered into a lease with PKM to lease back the facility and a portion of the land.  In July 2003, we established a one-year $1.0 million discretionary line of credit with PKM.  This line of credit, which currently requires the payment of interest at a rate of 10 percent per year, matures on May 27, 2004, and is secured by substantially all of our assets.  In a simultaneous transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser pursuant to a one-year subordinated note with an interest rate of 10 percent per year.  Pursuant to an intercreditor agreement with PKM, the loan is secured by substantially all of our assets.  For more information on these transactions, please review “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.”

Critical to our success will be:

•                                          obtaining sufficient capital to fund operations and working capital requirements;

•                                          gaining physician acceptance of our core products and new products;

•                                          developing and managing our U.S. and global distribution capability;

•                                          developing relationships with cardiothoracic surgeons to create awareness of and demand for our products on a worldwide basis;

•                                          capitalizing on the low rate of design-related complications of the Omnicarbon heart valve;

•                                          capitalizing on our experience of 33 years and our heart valve quality record, with no design failures or product recalls; and

•                                          developing, acquiring and licensing new technologies for products targeted to the cardiothoracic surgeon.

For more information regarding the risks to which we are subject, please review "Management's Discussion and Analysis or Plan of Operation – Cautionary Statement."

Between 1978 and 2000, we manufactured and marketed the Omniscience heart valve, predecessor to the Omnicarbon heart valve.  Approximately 50,000 Omniscience heart valves have been implanted since the late 1970s.  Beginning in the early 1970s through 1987, we manufactured and sold the Lillehei-Kaster heart valve, one of the first heart valves sold, which we licensed from the University of Minnesota.  There have been approximately 55,000 implantations of the Lillehei-Kaster heart valve worldwide.  In total, we have 33 years of experience in developing, manufacturing and marketing heart valves, and we have sold more than 140,000 heart valves worldwide.

Our company was incorporated in Minnesota on March 30, 1992, under the name CV Dynamics, Inc.  In April 1992, we acquired all of the tangible and intangible assets of Omnicor, Inc.  Omnicor resulted from the corporate and financial restructuring of a predecessor company called Medical Incorporated, which was organized in 1971 to develop and market the Lillehei-Kaster heart valve, licensed from the University of Minnesota.  Our company changed its name to MedicalCV, Inc. in February 2000.

Industry Background

There are two types of prosthetic heart valves:  mechanical and biological tissue.  The primary advantage of mechanical heart valves is durability because such devices are made from low-wear metal and carbon materials.  They generally outlast the patient’s lifetime.  However, in order to prevent the formation of blood clots, mechanical heart valves require the continuous use of blood thinners.  Biological tissue heart valves are valves made from animal or cadaver tissue or, in some cases, the patient’s own tissue.  Tissue heart valves generally have lower durability but also a lower risk of blood clotting compared to mechanical heart valves.  If a tissue heart valve fails due to deterioration or calcification, for example, a new heart valve must be implanted, requiring additional open heart surgery.  Tissue heart valves are generally prescribed for patients who are less tolerant to blood thinners, such as patients with gastrointestinal ulcers or liver dysfunction, elderly patients, women in child-bearing years and very active people.

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

The bileaflet mechanical heart valve, a valve with two moving leaflets which allow the blood to flow in one direction, is the world’s most frequently implanted prosthetic heart valve and accounts for most heart valve sales in the worldwide heart valve replacement market.  The bileaflet mechanical heart valve manufactured by St. Jude has been implanted in over one million patients to date, according to the manufacturer.  Despite a clear market preference for bileaflet mechanical heart valves, we believe that we will be able to increase our market position with our Omnicarbon heart valves.  Omnicarbon heart valves are the only all-carbon monoleaflet mechanical heart valves.  A monoleaflet valve has one moving leaflet which allows the blood to flow in one direction.  In clinical studies conducted in Europe, Canada and Japan, the Omnicarbon design has consistently demonstrated lower rates of thromboembolism, valve thrombosis, blood thinner-related bleeding and hemolysis than the two market leaders.

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

Our Market Opportunity

We believe that the significantly low complication rates of our Omnicarbon heart valves and our experience in the heart valve field will enable us to build market share in the U.S., to increase market share internationally and to introduce additional products targeted to the cardiothoracic surgery market.  Our strategy is to create awareness of our products and their advantages among cardiovascular surgeons, organizations that make purchasing decisions for medical devices and third party payers who pay for such treatment.  To communicate with these groups, we are using our own corporate marketing personnel, sales managers, independent sales representatives and clinical advisory board members.  In addition, we support clinical studies, utilize state-of-the-art marketing materials, exhibit our products at major cardiovascular meetings, strategically advertise in the major cardiovascular journals, host a dual physician and patient enhanced website and encourage interested surgeons to visit our facility and attend in-house presentations.

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

At this time, we do not have clearance from the FDA to manufacture Omnicarbon 4000 heart valves for sale in the U.S.; therefore, we use pyrolytic carbon components purchased from Snia S.p.A. Carbomedics.  These heart valves, known as Omnicarbon 3000 heart valves, represent the heart valves we sell in the U.S. and Japan.

We are conducting testing and preparing a premarket approval submission for FDA clearance of our pyrolytic carbon process in order to manufacture carbon components for the sale of Omnicarbon 4000 heart valves in the U.S.  We believe that we can obtain that approval from the FDA for our pyrolytic carbon process by late calendar year 2004.  We further believe that approval of our pyrolytic carbon coating process will enable us to substantially decrease the manufacturing cost of Omnicarbon heart valves sold in the U.S., thereby improving our gross margins.  If we receive such clearance, we plan to discontinue our Omnicarbon 3000 heart valves and begin selling Omnicarbon 4000 heart valves in the U.S.  We cannot assure you, however, as to when or whether we will receive FDA clearance.

Marketing and Sales

Our sales and marketing plan focuses on:

•                                          creating widespread awareness of and demand for our Omnicarbon heart valves among cardiovascular surgeons, cardiologists and medical treatment organizations that make medical device purchasing decisions;

•                                          capitalizing on our quality record, with over 140,000 of our heart valves having been implanted over the last 33 years without design failure or product recall;

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

•                                          capitalizing on trends that influence the worldwide cardiovascular market, such as the increased number of cardiovascular surgical procedures due to the aging population and increases in health care spending in developing countries and eastern Europe; and

•                                          expanding our product offering for the cardiothoracic surgeon, including new products as well as product improvements to our current heart valve line.

Our goal is to reach cardiothoracic surgeons, organizations that make purchasing decisions with regard to medical devices and third party payers who pay for such treatment to make them aware of the advantages of our product.  To reach these groups, we are using our corporate marketing and technical personnel, sales managers, sales representatives and clinical advisory board members.  In addition, we:

•                                          support various clinical studies;

•                                          utilize state-of-the-art marketing materials;

•                                          exhibit our products at major cardiovascular meetings;

•                                          strategically advertise in the major cardiovascular journals;

•                                          host a website targeting both physicians and patients; and

•                                          encourage facility visits by surgeons using or interested in our products.

United States.  As of April 30, 2003, our U.S. sales team consisted of our senior vice president — sales and marketing, a director of sales, a field sales manager, a direct sales representative and over 20 independent sales representatives located throughout the U.S., who are experienced in marketing medical devices to cardiothoracic surgeons.  We provide to our sales representatives training programs, marketing aides, educational materials for the medical community and sales literature.  We are committing substantial resources to train, support and motivate our U.S. sales team to introduce the Omnicarbon heart valve and advance sales of Omnicarbon 3000 heart valves in the U.S.

International.  We market and sell our products primarily in Europe, South Asia, the Middle East and the Far East.  As of April 30, 2003, we had a network of over 35 independent distributors selling Omnicarbon Series 3000 and Series 4000 heart valves in these geographic areas.  At April 30, 2003, approximately 38 percent of our accounts receivable were due from one international distributor, Mercé V. Electromedicina, S.L., an affiliate of our company.  We generally require no collateral from our customers with respect to trade accounts receivable.  We maintain an allowance for doubtful accounts based upon our historical experience and the expected collectibility of all accounts receivable.  For more information on these matters, please review Note 13 to our Consolidated Financial Statements.

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

Manufacturing and Supply

We manufacture and assemble Omnicarbon heart valves and other products at our facility in Inver Grove Heights, Minnesota.  We manufacture our Omnicarbon 4000 heart valve in its entirety, utilizing our proprietary pyrolytic carbon process.  We assemble our Omnicarbon 3000 heart valve using our own proprietary suture ring and pyrolytic carbon components purchased from Snia S.p.A. Carbomedics.

Pyrolytic carbon has been used in mechanical heart valves for approximately 30 years.  Pyrolytic carbon coating on such components as heart valve housings and heart valve leaflets is formed by the pyrolysis of carbon.  We began to develop our own pyrolytic carbon coating process in 1995.  Our process involves heating propane to a high temperature, which breaks it down into hydrogen and carbon.  The hydrogen is then vented and the carbon atoms are deposited on the surface of graphite substrate shaped as a disc or housing ring.  Pyrolytic carbon coating has greater blood compatibility compared to other materials historically used in heart valves, resulting in a lower incidence of thromboembolism and other potential complications.  Pyrolytic carbon components have been tested to last longer than any patient’s lifetime.  We also manufacture knitted, seamless Teflon tubings which are used in constructing suture rings to correspond with various heart valve sizes.  We have developed and instituted a complete, vertically integrated manufacturing and quality control system for our Omnicarbon 4000 heart valves.  The pyrolytic carbon components we purchase from Snia S.p.A. Carbomedics for our Omnicarbon 3000 heart valves are tested under the same rigorous requirements as our Omnicarbon 4000 heart valves.

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

We believe that the raw materials and components used in manufacturing our Omnicarbon 4000 heart valves are readily available.  However, we purchase the pyrolytic carbon parts for our Omnicarbon 3000 heart valves only from Snia S.p.A. Carbomedics, a supplier whose materials and manufacturing meet FDA regulations for inclusion in our medical devices.  We purchase these components under an original equipment manufacturing supply contract which expires in December 2003.  Under this contract, we are obligated to purchase minimum quantities of our carbon-coated components exclusively from Snia S.p.A. Carbomedics during the term of the agreement.  These components are manufactured pursuant to our specifications.  Snia S.p.A. Carbomedics has agreed to supply our requirements and, to date, we have not experienced shortages or significant delays in their supply of components.  Snia S.p.A. Carbomedics may terminate this contract if we fail to make any payment promptly when due, or if we infringe any patent of Snia S.p.A. Carbomedics by making or having made any product or using any method covered by such patent in or in preparation for commercial sale of cardiac valve prostheses, or if we are in default of any of our material obligations under this contract.  We currently depend upon Snia S.p.A. Carbomedics for these critical components and have no other supplier of pyrolytic carbon parts for our Omnicarbon 3000 heart valves.  Although we cannot be assured of continued supplies on reasonable terms, we are in the process of renegotiating the terms of our supply agreement with Snia S.p.A. Carbomedics.

Product Development and Research

We are expanding our line of cardiothoracic surgery products by developing, acquiring and licensing new products that can be marketed to cardiothoracic surgeons.

Annuloplasty System.  In August 2002, we acquired from Segmed, Inc., a new annuloplasty technology known as the Northrup Universal Heart Valve Repair System™ for the repair of the mitral valve.  The product is scheduled for introduction during fiscal year 2004, enabling us to enter the heart valve repair market.  Introduction of this product will require approval of the FDA and certain foreign regulatory authorities.

IMA Access Retractor.  In September 2002, we licensed the IMA Access™ Retractor.  This product is designed to provide better exposure of the internal mammary artery during take down for coronary artery bypass, with reduced trauma to the ribs.  We introduced this product in our markets, following the completion of product development, in December 2002.

Novadyne bileaflet heart valve development project.  Although we believe, and the scientific literature supports, that the market preference for bileaflet designs is not scientifically justified, we undertook certain product development efforts towards developing a bileaflet heart valve.  Due to increased market acceptance of the Omnicarbon valve and the high costs of research and development, we have suspended development of this product.

Blood filters.  We have the technology base and manufacturing capability to produce a broad line of transfusion and extra-corporeal blood filters, but current sales of this product are immaterial, and are not considered part of our core strategy.

Our research and development expenses principally consist of engineering costs.  Our research and development expenses were $558,141 in fiscal year 2003, compared to $491,278 in fiscal year 2002.  Research and development costs relate primarily to product and process development initiatives.  We anticipate that research and development and clinical and regulatory expenses will continue to rise in future periods.

Patents and Proprietary Rights

We believe strongly in protecting our intellectual property and will seek patent protection for new products and processes under development whenever we believe it is advisable.  As of April 30, 2003, we had three U.S. patents, all relating to our bileaflet heart valve under development.  We also have two pending foreign patent applications.  We have filed U.S. and foreign patent applications for the process and processing equipment used in our pyrolytic carbon coating process and are awaiting further patent prosecution in relation to these applications.  Our current patents will begin to expire in 2015.  We cannot assure you that any patents held by us will be valid, enforceable or otherwise of value to us in relation to our competitors or the market in general, or that any patent for which we have applied or may apply will be granted.

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

We have used, and therefore claim common law rights in, the following trademarks:  GlideThru, UltraPure, and UPP Carbon.  We also have a federal registration for the marks: MedicalCV and Omnicarbon.

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

Some of the products that we intend to develop and market can be cleared under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  The process of obtaining Section 510(k) clearance typically requires less time and expense than the premarket approval process.  Section 510(k) clearance normally takes from six months to one year, but can take years, and generally requires the submission of supporting data, which in some cases can be extensive.  In addition, the FDA may require review by an advisory panel as a condition for Section 510(k) clearance.  We intend to continue to rely on the Section 510(k) process with regard to certain products, such as the annuloplasty system.  However, we may develop and produce enhancements to our heart valves and annuloplasty product that will require clearance under the FDA’s lengthier and expensive premarket approval process, which can take a number of years and can require extensive supporting documentation.  If we encounter difficulties in the premarket approval process, the commercial marketing of a future product could be substantially delayed or prevented.

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

To market our products in countries of the European Union, we are required to obtain CE mark certification.  CE mark certification is the international symbol of adherence to certain quality assurance standards and compliance with European medical device directives.  In June 1995, we received ISO 9001 and EN 46001 qualification of our quality system for our manufacturing processes in our facility in Inver Grove Heights, Minnesota.  We obtained the CE mark for our Omnicarbon 3000 heart valve on June 27, 1995, for our Omniscience heart valve on July 15, 1998, and for our Omnicarbon 4000 heart valve on April 8, 1999.

We derive the great majority of our revenues from sales of Omnicarbon heart valves outside the U.S.  Our inability, or the failure of our foreign distributors, to comply with varying foreign regulations or the imposition of new regulations could restrict the sale of our products internationally and thereby materially adversely affect our business, financial condition, operating results and cash flows.

Competition

The mechanical heart valve market is highly competitive, with St. Jude supplying the majority of mechanical heart valves sold worldwide.  Other competitors in the mechanical heart valve field include Snia S.p.A. Carbomedics, Edwards Life Sciences, Medtronic, Sorin Biomedica spa in Italy, ATS Medical, Inc. and MCRI, Inc.  Many of these competitors have:

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

Product Liability and Insurance

The development and sale of medical devices entails significant risk of product liability claims and, sometimes, product failure claims.  Although approximately 35,000 of our Omnicarbon heart valves have been implanted with no design failures, and although there is significant clinical data to reasonably convince us that these products are safe and effective, we face an inherent business risk of financial exposure to product liability claims if the use of our products results in personal injury or death.  We also face the possibility that defects in the design or the manufacturing of our products could necessitate a product recall.  We have not, to date, experienced significant product liability claims, and we have never had a product recall.  We cannot assure you, however, that we will not experience losses in the future due to product liability claims or recalls.

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

Employees

As of April 30, 2003, we had 41 full-time employees, including 24 who were in manufacturing and research and development, and the remainder of whom were in administration and sales and marketing.  We are not a party to any collective bargaining agreement and believe that our relations with employees are good.

ITEM 2                                                        DESCRIPTION OF PROPERTY

We lease a 55,000 square foot production and administrative facility located on 19 acres of land in Inver Grove Heights, a suburb of Saint Paul, Minnesota.  Our facility has approximately 8,000 square feet of general office space and over 32,000 square feet of manufacturing space.  Our facility also includes over 9,500 square feet of controlled environment rooms and necessary support areas for producing and assembling our products.  Our facility is subject to inspection by the FDA and foreign regulatory agencies as part of their product marketing clearance and surveillance programs.  In April 2003, this facility was sold in a sale-leaseback transaction to PKM Properties, LLC, an entity controlled by Paul K. Miller, one of our directors and our largest beneficial owner of securities.  We signed a lease with an initial 10-year lease term, with options to renew or repurchase the facility.

ITEM 3                                                        LEGAL PROCEEDINGS

As of April 30, 2003, we were not a party to any material litigation.

ITEM 4                                                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of April 30, 2003.  Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office.

Name	Age	Position with MedicalCV
Blair P. Mowery	57	President, Chief Executive Officer and Director
Jules L. Fisher	49	Chief Financial Officer
Allan R. Seck	57	Senior Vice President - Sales and Marketing

Blair P. Mowery became our President and Chief Executive Officer in June 2001, and was appointed to our board of directors in July 2001.  After serving our company as an independent advisor through his wholly-owned company, Bioscrene Ltd., from February 1996 to August 1996, he joined us in August 1996 as Vice President - Business Development and was promoted to Chief Operating Officer in 1999.  From April 1991 through December 1993, Mr. Mowery was President and Chief Operating Officer of GalaGen, Inc., a biopharmaceutical company.  From March 1987 to March 1991, he was President of Procor Technologies, a joint venture with Abbott Ross Laboratories and the predecessor company to GalaGen.

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

PART II

ITEM 5                                                        MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our units were listed on The Nasdaq SmallCap Market under the symbol “MDCVU” from the completion of our initial public offering in November 21, 2001, until March 19, 2003.  Our units are now traded under the same symbol on the OTC Bulletin Board (“OTCBB”).  The following table sets forth the approximate high and low closing prices as reported by The Nasdaq SmallCap Market and the approximate high and low bid prices as reported by the OTCBB for our units for the periods indicated.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
Fiscal Year 2002
Third Quarter (commencing November 21, 2001)	$4.50	$3.00
Fourth Quarter	$3.70	$2.35

Fiscal Year 2003
First Quarter	$2.45	$0.55
Second Quarter	$1.44	$0.60
Third Quarter	$1.15	$0.55
Fourth Quarter	$1.01	$0.25

As of April 30, 2003, we had 95 shareholders of record and approximately 387 beneficial owners.

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

Sales of Unregistered Securities during the Fourth Quarter of Fiscal Year 2003

On April 4, 2003, we completed a refinancing transaction in which our headquarters and manufacturing facility was sold in a sale-leaseback transaction to PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller.  Mr. Miller is a member of our board of directors and is our largest beneficial owner of securities.  As part of the consideration for this transaction, we issued to PKM a five-year warrant to purchase 350,000 shares of our common stock at $0.625 per share.

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

Overview

We are a cardiothoracic surgery device company.  Our primary products are mechanical heart valves known as the Omnicarbon® Series 3000 and Series 4000, which we manufacture and market.  Our heart valves are used to treat heart failure caused by the aging process, heart diseases, prosthetic heart valve failure and congenital defects.  To date, we have distributed the Omnicarbon 3000 and 4000 heart valves primarily in Europe, South Asia, the Middle East and the Far East.  In fiscal year 2003, we derived 62 percent of our net sales from Europe.  As an innovator of heart valve technology, we have more than 33 years of experience in developing, manufacturing and marketing five generations of heart valves, and we have sold approximately 140,000 heart valves worldwide.

On July 26, 2001, the FDA gave us notice of premarket approval to sell our Omnicarbon 3000 heart valve in the U.S., the largest geographic market for mechanical heart valves.  In anticipation of FDA premarket approval, we invested in our sales and marketing infrastructure, including adding sales management to our staff and recruiting field sales representatives to call on domestic surgery centers in the U.S.  Based upon our Omnicarbon heart valve’s 18 years of implants in patients in Europe, we believe that we can establish a competitive position in the mechanical heart valve industry in the U.S. and leverage this position into other critical areas of cardiothoracic surgery.  We also expect that our ability to market the Omnicarbon 3000 heart valve in the U.S. will favorably affect our international sales, as many cardiovascular surgeons and others who make purchasing decisions are aware of the FDA’s rigorous premarket approval process and consider it to be a validation of the safety and efficacy of medical devices.  Our company had its first implant of the Omnicarbon 3000 heart valve in the U.S. in December 2001.

The worldwide heart valve market is dynamic and highly competitive.  In addition, technology and competitive offerings, such as new tissue heart valves, place increased pressure on us as we seek to increase our market share and revenue.  For more information regarding these risks, you should review our Cautionary Statement.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  We have identified the following critical accounting policies and estimates utilized by management in the preparation of our financial statements: revenue recognition, deferred income tax assets, accounts receivable allowance,  and inventory obsolescence.  Actual amounts could differ significantly from management’s estimates.

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

Deferred Income Tax Assets.  In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that our deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of our net operating loss and credit carryforwards, which comprise the majority of the deferred tax assets.  As of April 30, 2003, we have established a valuation allowance of $6,618,352 to fully offset our deferred tax assets due to uncertainty about predicting the sufficiency of future taxable income necessary to realize these deferred tax assets, particularly in light of our recent history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code 382 as a result of future changes in ownership.

Accounts Receivable Allowance.  In determining the adequacy of our allowance for doubtful accounts, management considers a number of factors, including the aging of our receivable portfolio, customer payment trends, the financial condition of our customers and economic conditions in our customers’ countries.  Our analysis in determining the allowance for doubtful accounts is performed by management on a customer-by-customer basis.  Although our recorded allowance includes our best estimates, we cannot predict the resolution of these matters with certainty.  As of April 30, 2003, our allowance for doubtful accounts was $113,295.

Inventory Obsolescence.  In determining the appropriate carrying value of our inventories, management considers a number of factors, including the aging of our inventory, recent sales trends, industry market conditions and economic conditions.  Our analysis requires us to estimate revenues by type of mechanical heart valve.  For example, we have expected a decline in Omniscience heart valves, which has been a consideration in the valuation of these items in our inventory.  Although adjustments to the carrying value of our inventories reflect our best estimates, the estimates require a large degree of judgment.  During the fiscal year ended April 30, 2003, we recorded a provision for inventory obsolescence of $105,422.

Selected Financial Data

	Years ended April 30,
	2003	2002
Statement of Operations Data:
Net sales	$3,135,041	$2,982,198
Cost of goods sold	1,715,402	2,109,453
Gross profit	1,419,639	872,745
Total operating expenses	5,667,851	4,463,110
Net loss	(4,667,709)	(4,297,665)
Basic and diluted net loss per share	(.60)	(.62)
Weighted average number of shares outstanding	7,843,834	6,980,820

Balance Sheet Data:
Total current assets	$4,623,691	$6,441,819
Total current liabilities	2,968,189	3,683,594
Working capital	1,655,502	2,758,225
Total assets	6,054,920	8,091,226
Long-term debt and capital lease obligations, including current portion	3,788,573	2,983,906
Total shareholders’ equity (deficit)	(385,930)	4,026,040

Statement of Cash Flows Data:
Net cash used in operating activities	$(4,309,507)	$(3,186,805)
Cash and cash equivalents at end of year	184,227	2,781,675

General Data and Ratio:
Current ratio	1.6	1.7
Gross profit margin on net sales	45.3%	29.3%

Results of Operations for the Fiscal Years Ended April 30, 2003 and 2002

Net Sales.  Net sales in the year ended April 30, 2003, increased 5.2 percent to $3,135,041 from $2,982,198 in the prior year.  The increase was attributable to higher Omnicarbon unit sales in the U.S. and Middle East markets due to the increased sales focus and successful expansion of clinical sites in those markets.

In fiscal years 2003 and 2002, the vast majority of our sales were denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not resulted in significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in Japanese yen, and two European customers, which pay in euros.   We recognize that a strong U.S. dollar can adversely affect unit sales payable in currencies other than U.S. dollars for our foreign distributors.

Gross Profit.  Gross profit as a percentage of net sales increased to 45.3 percent in the year ended April 30, 2003, from 29.3 percent in the prior year.  The improvement in fiscal year 2003 gross profit margins was attributable primarily to reductions in Omnicarbon 4000 product costs combined with favorable mix due to unit sales growth in the U.S. market.  We have expended considerable resources in developing our new carbon manufacturing process technologies utilized in manufacturing the Omnicarbon 4000 heart valve, which is currently sold outside the U.S. market.  Gross profit margins in the prior year were unfavorably impacted by non-recurring costs associated with these development activities.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the year ended April 30, 2003, were $2,864,747 or 91.4 percent of net sales compared to $2,089,104 or 70.1 percent of net sales in the prior year.  The increase in spending in fiscal year 2003 related to expanded Omnicarbon marketing efforts in the U.S., and to a lesser extent, international markets. Our overall strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the year ended April 30, 2003, were $1,926,418 or 61.4 percent of net sales compared to $1,594,968 or 53.5 percent of net sales in the prior year.  The increase was primarily attributable to increased expenses associated with operating as a public company and salary and related expenses associated with strengthening the executive management staff.

Engineering and Regulatory.  Engineering and regulatory expenses for the year ended April 30, 2003, were $876,686 or 28.0 percent of net sales compared to $779,038 or 26.1 percent of net sales in the prior year.  The increase in fiscal year 2003 spending was primarily attributable to expenses associated with the purchase and development of the Northrup Universal Heart Valve Repair System™ and the IMA Access™ Retractor device combined with costs related to the pursuit of FDA approval for our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 heart valve in the U.S.

Other (Expense) Income.  Interest expense totaled $467,315 in the year ended April 30, 2003, compared to $463,388 in the prior year.  Interest expense reflected amortization of deferred financing costs for both years.  Loss from the early extinguishment of convertible subordinated bridge notes of $335,410 was reflected in fiscal year 2002.

Income Tax Provision.  In light of our recent history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through fiscal year 2003 due to the inherent uncertainty about the sufficiency of future taxable income necessary to realize our deferred tax assets.

Loss from Operations.  As of April 30, 2003, we had an accumulated deficit of  $17,073,095.  We have incurred losses in each of the last seven fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S.  Our strategy has been to invest in technology to better position ourselves competitively once FDA premarket approval was obtained.  We expect cumulative net losses to continue at least through fiscal year 2004 because of anticipated spending necessary to market the Omnicarbon 3000 heart valve in the U.S. and to establish and maintain a strong marketing organization for domestic and foreign markets.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $184,227 at April 30, 2003, from $2,781,675 at April 30, 2002.  The decrease in cash and cash equivalents of $2,597,448 from the prior year was due to the following:

Net cash used in operating activities	$(4,309,507)
Net cash used in investing activities	(128,960)
Net cash provided by financing activities	1,841,019
Net decrease	$(2,597,448)

Net cash used in operating activities increased $1,122,702 from $3,186,805 in the prior year to $4,309,507 in the fiscal year ended April 30, 2003.  The increase was due principally to funding higher operating losses in fiscal year 2003 as we increased our marketing efforts in the U.S.  In addition, increases in accounts receivable, inventories and prepaid assets were partially offset by increases in accounts payable and accrued expenses.  Inventories increased $368,078 in fiscal year 2003 and $188,084 in fiscal year 2002.  The increases in inventories in fiscal years 2003 and 2002 were related to carrying additional inventory to support the launch of the Omnicarbon 3000 heart valve in the U.S. market and anticipated growth in international sales.

Net cash used in investing activities was $128,960 and $465,024 for the fiscal years ended April 30, 2003 and 2002, respectively.  We invested $128,960 in property, plant, and equipment in the year ended April 30, 2003, compared to $384,024 in the prior year.  Our investment in property, plant, and equipment in fiscal year 2002 related primarily to the development of our proprietary pyrolytic carbon manufacturing process.  As described in Commitments and Contingent Liabilities, we loaned $81,000 to UROPACE during fiscal year 2002.

Net cash provided by financing activities was $1,841,019 in the fiscal year ended April 30, 2003, and consisted primarily of borrowings from related parties of $1,303,333 combined with net proceeds from the related party sale-leaseback transaction of $1,000,000; partially offset by principal payments of $462,314.  We completed our initial public offering early in the third quarter of fiscal year 2002, which generated net proceeds of $5,396,485.  Other sources of cash from financing activities in fiscal year 2002 were our increased borrowings of $1,570,000 on our line of credit and the net proceeds of $438,885 from the sale of $500,000 principal amount of convertible subordinated bridge notes.  We used $975,000 of funds generated through our offering to repay the bridge notes in the fourth quarter of fiscal year 2002 and to make principal payments on our bank line of credit.

Throughout fiscal year 2003 and subsequent to April 30, 2003, we entered into a number of financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  These financing activities consisted of the following:

•                                          In December 2002, we received a $60,000 unsecured advance from an executive officer.  Principal and interest on this advance was repaid in April 2003.

•                                          In January 2003, we established a line of credit with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller.  Mr. Miller is a member of our board of directors and is our largest beneficial owner of securities.  The line of credit bears interest at the higher of 7 percent or 1 percent above a bank reference rate (7 percent is the rate in effect as of April 30, 2003).  The line of credit is currently collateralized by a security interest in substantially all of our assets.  This line of credit matures on September 17, 2003.  In connection with the line of credit, we also issued a warrant to PKM with a five-year term to purchase 350,000 shares of our common stock at an exercise price of $0.596 per share.  The allocated fair value of the warrants was $128,995.  This discount was completely amortized to interest expense as of April 30, 2003.  The amount outstanding under this short-term debt with related party at April 30, 2003 was $943,333.

•                                          On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota to PKM.  In connection with the transaction, we received total consideration of $3.84 million consisting of (1) $1.0 million in cash, (ii) PKM’s assumption of our $2.5 million outstanding indebtedness to Associated Bank which eliminated our indebtedness to Associated Bank, and (iii) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.  We relied on a fair market value appraisal of the property in determining the amount of such consideration.   Also in connection with the transaction, we issued to PKM a five-year warrant for the purchase of 350,000 shares of our common stock at an exercise price of $0.625 per share.   These warrants had an allocated fair value of $89,602.

Of the net cash proceeds, $300,000 plus interest was applied to our indebtedness to PKM pursuant to the line of credit agreement described above.

Simultaneous with the sale of the facility, we entered into a lease with PKM to lease back the facility and a portion of the land.  The lease has a ten-year initial term with options for us to extend the lease up to ten additional years.  Under certain conditions, we also have an option to purchase the building at the end of the initial ten-year term at the fair value at that time.

Due to our continued involvement with the property, including the ability to buy back the property at a future date, the transaction is accounted for as a financing of the property sold and leased back.  Accordingly, the net book value of the facility and land sold to PKM with a net book value of $759,146 continues to be presented as part of our property, plant and equipment balance.  The related party lease obligation of $3,779,100 at April 30, 2003, represents the minimum amounts due PKM for the initial ten-year term discounted at 4.4 percent and additional payments to be paid to PKM for the Dakota Electric Association and Dakota County obligations assumed by PKM.

•                                          On July 8, 2003, we completed a $2.0 million bridge financing transaction, resulting in net proceeds of approximately $1.87 million.

Under the terms of the financing, we established a one-year $1.0 million discretionary line of credit with PKM.  The line, which requires the payment of interest at a rate of 10 percent per year, matures on May 27, 2004, and is secured by substantially all of our assets.   As additional consideration for the financing, we agreed to issue PKM ten-year warrants for the purchase of up to 380,357 shares of our common stock at an exercise price of $0.70 per share with terms and conditions that include weighted-average anti-dilution rights.  We also agreed to modify certain terms of the warrants issued to PKM in connection with a credit facility extended by PKM in January 2003, to conform to the terms of the warrants issued as part of this bridge debt financing.

In a simultaneous transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser pursuant to a one-year subordinated note with an interest rate of 10 percent per year. Pursuant to an intercreditor agreement with PKM, the loan is secured by substantially all of our assets.  The lender was issued ten-year warrants for the purchase of 380,357 shares of our common stock on terms comparable to the PKM warrants described above.  Following the transaction, Mr. Hauser became the beneficial owner of approximately 10.3 percent of our securities.

We expect that our operating losses and negative operating cash flow will continue at least through fiscal year 2004 as we expand our manufacturing capabilities, continue increasing our corporate staff to support the U.S. roll-out of our Omnicarbon 3000 heart valve, and add marketing programs domestically and internationally to build awareness of and create demand for our Omnicarbon heart valves.   We anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon the speed at which we are able to expand our distribution capability in domestic and international markets and the availability of financing.

Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•                                          increased sales levels of our core products and new products are not achieved;

•                                          operating losses exceed our projections;

•                                          our manufacturing and development costs or estimates prove to be inaccurate;

•                                          we determine to aquire, license or develop additional technologies;

•                                          we experience substantial difficulty in gaining U.S. market acceptance or delays in obtaining FDA clearance of our proprietary carbon coating process for heart valves sold in the U.S. market; or

•                                          we make acquisitions.

Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing in the second quarter of fiscal year 2004.  We are currently seeking additional financing to fund our operations and working capital requirements.  We cannot provide any assurance, however, that such additional financing will be available on terms acceptable to us or at all.  We will need to obtain additional capital prior to the maturity date of our revolving line of credit with PKM on September 17, 2003, or otherwise extend or restructure this debt to continue operations.

We anticipate that we will need to raise between $4,000,000 and $6,000,000 of additional equity or debt financing to fund operations and working capital requirements beginning in September 2003.  We previously anticipated that these funds would need to be raised by mid to late calendar year 2004.  We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  If we obtain the foregoing financing, we believe we will have sufficient capital resources to operate and fund the growth of our business for the remainder of fiscal year 2004 and into fiscal year 2005.

We cannot assure you that we will be able to raise sufficient additional capital on terms that we consider acceptable, or at all.  The terms of any equity financing are expected to be highly dilutive to our existing security holders.  The delisting of our securities from the Nasdaq SmallCap Market that occurred in March 2003 will negatively affect our ability to raise capital.  If we are unable to obtain adequate financing on acceptable terms, we will be unable to continue operations.

Until such time as the level of U.S. market acceptance of our heart valves increases and the FDA approves our pyrolytic carbon process, we anticipate that we will continue to depend upon cash provided by financing activities to address our working capital requirements.  By broadening our portfolio of cardiothoracic surgery products, we hope to reduce our dependence on sales of heart valves and reduce our reliance upon financing transactions, which may not be available to us.  We cannot, however, assure you that our efforts to diversify our product offerings will:

•                                          be attainable;

•                                          be profitable;

•                                          reduce our reliance upon financing transactions; or

•                                          enable us to continue operations.

Commitments and Contingent Liabilities

Snia S.p.A. Carbomedics (formerly Sulzer Carbomedics).  In July 1998, we entered into a three-year supply agreement with Snia S.p.A. Carbomedics, the source of certain raw material components used in the manufacture of our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provides that we purchase a minimum number of raw material units each calendar year through December 2003.  Under the terms of the agreement, we are required to compensate Snia S.p.A. Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We have not met the minimum purchase requirements for the past three calendar years.  In addition, we do not believe we will meet the minimum purchase requirement for calendar year 2003.  As a result, we expensed $138,738 in fiscal year 2003, and $148,991 in fiscal year 2002 related to these purchase shortfalls.  These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Snia S.p.A. Carbomedics.

UROPACE.  In July 1995, we established a wholly owned subsidiary, UROPACE, Inc., to commercialize technology for treating female urinary incontinence.  On November 1, 2000, we completed the spin-off of UROPACE to our existing shareholders.  The separation was effected by transferring from our company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Our shareholders of record on September 15, 2000 received one share of common stock of UROPACE for each 6.882 shares of our common stock they held on that date.  The assets transferred to UROPACE had no book value at November 1, 2000, and the operations of UROPACE before the spin-off had no revenues and minimal expenses during fiscal year 2000 and fiscal year 2001.  As a part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note and interest is paid in full.  At April 30, 2003, we had loaned UROPACE $235,000, none of which had been repaid.  Due to the development stage of UROPACE and the uncertainty associated with the collection of these borrowings, we have recorded an allowance for the entire balance of the loan, with the corresponding expense included in other (expense) income in the Consolidated Statement of Operations.

Related Party Lease Obligation.  On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota to PKM.  In connection with the transaction, we received total consideration of $3.84 million consisting of (1) $1.0 million in cash, (ii) PKM’s assumption of our $2.5 million outstanding indebtedness to Associated Bank which eliminated our indebtedness to Associated Bank, and (iii) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.

We simultaneously leased back our facility pursuant to a ten-year lease, with options to renew and an option to repurchase the facility.  We will continue to utilize the facility as we did prior to the sale-leaseback transaction, with no change in operations.

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

Short-Term Debt with Related Party.  We established a line of credit in January 2003 with PKM. As noted above, PKM is an entity controlled by a principal shareholder, who also serves on our board of directors.  This line matures on September 17, 2003.

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Snia S.p.A. Carbomedics	$200,000	$200,000	$	$
UROPACE Loan	121,250	121,250
Related Party Lease Obligation(1)	4,214,006	454,944	835,528	2,903,634
Capital Leases(1)	42,069	42,069
Clinical Studies	410,380	137,762	192,247	80,371
Consulting	98,872	98,872
Short-Term Debt with Related Party	943,333	943,333
TOTAL CONTRACTUAL OBLIGATIONS	$6,030,010	$1,998,230	$1,047,775	$2,984,005

(1)                                  Future payments include interest due.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  The new statement addresses the accounting for costs associated with exit or disposal activities.  The provisions of the statement were effective for disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have an impact on our financial position or results of operations.  The new standard principally affects the timing of when charges are recorded as opposed to the amount of the ultimate charge.  There have been no exit or disposal activities subsequent to December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123.  The transition provisions of this statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of this statement are effective for interim periods beginning after December 15, 2002.  We currently plan to continue to apply the intrinsic-value based method to account for stock options.  We implemented the year-end disclosure provisions included in Note 2 as of April 30, 2003 and will implement the interim period disclosure provisions in the quarter ending July 31, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”  FIN No. 46 requires certain variable interest entities (“VIEs”), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We currently have no contractual relationship or other business relationship with a VIE and therefore the adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows.  However, should we enter into any such arrangement with a VIE in the future, our consolidated financial position or results of operations may be adversely effected.

Qualitative and Quantitative Disclosures about Market Risk

We develop our products in the U.S. and market our products globally.  Because we continue to derive our revenue primarily from sources outside of the U.S., our financial results could be affected by many factors, such as changes in currency exchange rates or weak economic conditions in foreign markets.  Substantially all of our sales are denominated in U.S. dollars.  A strengthening of the U.S. dollar could make our products less competitive in foreign markets.  We do not currently participate in any currency hedging activities to mitigate this risk.  We intend to assess the need to use financial instruments to hedge our exchange rate exposure on an ongoing basis.  Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments and our short-term debt require interest payments calculated at variable rates.  Based on the current nature and levels of our investments and debt, however, we believe that we currently have no material market risk exposure.

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

Risks related to our business

If we are unable to fund our significant capital needs, we may be required to cease operations.  Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing in the second quarter of fiscal year 2004.  We are currently seeking additional financing to fund our operations and working capital requirements.  We cannot provide any assurance, however, that such additional financing will be available on terms acceptable to us or at all.  We will need to obtain additional capital prior to the maturity date of our revolving line of credit with PKM Properties, LLC ("PKM") on September 17, 2003, or otherwise extend or restructure this debt to continue operations.

Based on our current rate of expenditures, anticipated net sales and current sales and marketing plans, we estimate that we will need to raise between $4,000,000 and $6,000,000 of additional equity or debt financing to fund operations and working capital requirements beginning in September 2003.  We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  The timing and amount of our future capital requirements will depend on a number of factors, including:

•                                          the extent to which our Omnicarbon 3000 heart valve gains market acceptance in the U.S.;

•                                          costs of manufacturing and marketing;

•                                          potential reductions in heart valve pricing by our competitors;

•                                          costs of developing, licensing and acquiring new products and technologies;

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

We will require additional capital to support our operations, to complete the development of products and to manufacture and market any products resulting from current development projects.  We cannot assure you that such additional financing will be available on acceptable terms, or at all.  If funds are raised by issuing additional equity securities, our then existing shareholders will experience further dilution.  If we are unable to obtain additional funds as needed, we may not be able to:

•                                          develop or enhance our products;

•                                          gain market share in the U.S.;

•                                          respond to competitive pressures or unanticipated requirements; or

•                                          continue operations.

Substantially all of our assets are pledged to lenders and subject to risk of loss.  In connection with bridge loan transactions in January and July 2003, substantially all of our assets were pledged to secure our indebtedness to PKM, an entity controlled by Paul K. Miller, one of our directors and our largest beneficial owner of securities, and to Peter L. Hauser, who following the transaction in which he participated, became the beneficial owner of approximately 10.3 percent of our securities.  As of July 29, 2003, we were indebted to these lenders in the principal amount of $2,708,070.  We will be required to obtain substantial additional debt or equity financing beginning in September 2003 to repay this indebtedness at maturity and to fund ongoing operations.  We cannot assure you that we will be able to obtain any additional financing, or that any financing obtained will be on terms favorable to us.  If we default under the terms of our agreements with the lenders, or if we are unable to repay our indebtedness to them when it becomes due, the lenders may elect to exercise their rights as secured creditors, which may include foreclosing upon and causing the sale of our assets.  If such event should occur, it would likely result in the termination of all of our business operations.

We anticipate future losses and negative cash flows, which may limit or delay our ability to become profitable.  We have incurred losses in each of the last seven fiscal years.  We had net losses of $4,667,709 for the fiscal year ended April 30, 2003 and $4,297,665 for the fiscal year ended April 30, 2002.  As of April 30, 2003, we had an accumulated deficit of $17,073,095.  If we fail to obtain additional financing when required, we may not be able to develop or enhance our products, gain market share in the U.S. or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial position and results of operations.  We expect to incur additional net losses until we are able to generate and sustain substantially higher revenues while maintaining reasonable expense levels, both of which involve uncertainty.  We also must continue to make significant expenditures on sales and marketing in connection with our heart valves.  We cannot assure you that our revenues will grow in future periods or that we will ever become profitable.  If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.  In addition, the reports of our independent accountants for fiscal years 2003 and 2002 include explanatory paragraphs expressing doubt about our ability to continue as a going concern.

We rely upon sales of our Omnicarbon heart valves for substantially all of our revenue.  Our results of operations materially depend on the success of the Omnicarbon 3000 and 4000 heart valves, which accounted for substantially all of our operating revenue for the fiscal years ended April 30, 2003, and April 30, 2002.  A significant reduction in sales of Omnicarbon heart valves for any reason, including the introduction of additional competing products, would have a material adverse effect on us.  If we develop additional products, we would need to obtain regulatory approval before we could sell them.  Given the time-consuming nature of the regulatory clearance process, we do not expect to be able to sell such additional products in the foreseeable future.  We also anticipate that research and development and clinical and regulatory expenses will continue to rise in future periods.

We cannot assure you that our heart valves will gain physician acceptance.  A limited number of cardiovascular surgeons and cardiologists can influence medical device selection and purchase decisions for a large portion of the target cardiovascular surgery patient population.  We cannot assure you that our Omnicarbon heart valves, or any of the products that we may develop, will gain any significant degree of physician acceptance, or that users will accept these products as preferable to alternative products or methods of treatment.  Physician acceptance of our Omnicarbon heart valves will depend upon our ability to demonstrate the clinical advantages of lower complication rates and cost-effectiveness of Omnicarbon heart valves when compared to other prosthetic heart valves.  Negative publicity involving Omnicarbon heart valves or other prosthetic heart valves could adversely affect the overall acceptance of Omnicarbon heart valves.  Further, because Omnicarbon heart valves are monoleaflet heart valves, we must overcome a market preference for bileaflet heart valves, which are marketed by most major manufacturers of mechanical heart valves.  Any of the foregoing factors, among others, could limit or detract from physician acceptance of our Omnicarbon heart valves and have a negative effect on our business, financial condition, operating results and cash flows.

We cannot assure you that our efforts to introduce new products will be successful.  We are continuously seeking to develop, acquire or license new technologies to broaden our product offerings to the cardiothoracic surgery market.  We introduced one such product in December 2002 and, subject to necessary regulatory approval, intend to introduce one or more such products in fiscal year 2004.  We cannot assure you that we will succeed in introducing such products, that such products will gain market acceptance, or that such products will significantly contribute to profitability; nor can we assure you that we will be able to recover the cost of investing in the development and introduction of such products.

Because we do not have FDA clearance to market our Omnicarbon heart valves manufactured with our proprietary pyrolytic carbon process for sale in the U.S., we depend upon a third party supplier for critical components.  We market our Omnicarbon 3000 heart valves, which we have now begun to sell in the U.S. and Japan, with pyrolytic carbon components produced by Snia S.p.A. Carbomedics, a third party supplier which sells competing heart valves.  We have a supply contract that requires us to purchase such components for use in the Omnicarbon 3000 heart valve solely from Snia S.p.A. Carbomedics until December 2003.  Given the absence of FDA-cleared alternative sources for pyrolytic carbon components for our Omnicarbon 3000 heart valves, any disruption or termination of our supply contract, or our failure to extend it, if necessary, would have a material adverse effect on our continued ability to sell Omnicarbon 3000 heart valves.  Future purchase shortfalls could adversely affect our ongoing relationship with Snia S.p.A. Carbomedics.  Further, we cannot assure you that we will be able to obtain FDA clearance to manufacture Omnicarbon heart valves for sale in the U.S. using our own pyrolytic carbon process.  Our future success will depend, in part, on obtaining FDA clearance to manufacture carbon components for heart valves for sale in the U.S.

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

Our primary competitors, St. Jude Medical, Inc., Medtronic, Inc. and Snia S.p.A. Carbomedics, dominate the market and control most of the mechanical heart valve market worldwide.  Our competitors have extensive clinical data demonstrating the performance of their heart valves and internal carbon manufacturing capabilities.  The companies with which we compete have many additional competitive advantages over us, including:

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

The small number of distributors operating in foreign markets that currently generate substantially all of our revenues pose a concentration of credit risk and could leave us at any time, impairing our business.  Substantially all of our sales originate from a small number of distributors who market our Omnicarbon 4000 heart valves in Europe, South Asia, the Middle East and the Far East.  Because we do not control the amount or timing of the resources such parties allocate to sales of our product, any revenues we derive from such relationships depend upon the efforts of such distributors.  If we could not locate a replacement on a timely basis, the loss of an international distributor could adversely affect us.

One of our significant international distributors, Mercé V. Electromedicina, S.L., is an affiliate of our company.  During our fiscal year ended April 30, 2003, such affiliate made net purchases of product from our company equal to approximately 30.9 percent of our net sales.  Sales to this distributor accounted for approximately 38 percent of our accounts receivable at April 30, 2003.  During our fiscal year ended April 30, 2002, affiliates made net purchases of product from our company equal to approximately 48.3 percent of our net sales.  Obligations to us from our distributors are unsecured.  Distributors could fail to pay receivables or cease distributing our products at any time, thereby materially and adversely affecting our business, financial condition, operating results and cash flows.

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

•                                          comply with manufacturing and reporting requirements; and

•                                          undergo rigorous inspections.

The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time consuming.  For example, the premarket clearance process, which our heart valves and other medical devices must undergo, can require numerous years to complete.  Although we have obtained FDA clearance for our Omnicarbon 3000 heart valve, we cannot assure you that our future products will obtain FDA clearance on a timely basis, or at all.  Our products must also comply with laws and regulations of foreign countries in which we market such products.  In general, the extent and complexity of medical device regulation is increasing worldwide.  This trend may continue, and the cost and time required to obtain marketing clearance in any given country may increase as a result.  We cannot assure you that our products will obtain any necessary foreign clearances on a timely basis, or at all.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to use information that we regard as proprietary.  We also run the risk of infringing the proprietary rights of third parties.  We do not have patent protection for the design of our Omnicarbon heart valves.  We rely upon a combination of trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of our technology, including aspects of manufacturing.  We have patent applications filed for the pyrolytic carbon coating process used in our Omnicarbon 4000 heart valve.  We have patents for our bileaflet mechanical heart valve development project which is currently on hold.  We expect to seek patent protection for additional products in the future.  Our success will depend, in part, on our ability to protect our products and to manufacture and sell them without infringing the rights of third parties.  The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain.  In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the U.S.  We cannot assure you that:

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

Furthermore, we cannot assure you that others have not developed or will not develop products which may duplicate any of our products or manufacturing processes, or that others will not design around our patents.  Other parties may independently develop or otherwise acquire substantially equivalent techniques, gain access to our proprietary technology or disclose such technology.  In addition, whether or not we obtain additional patents, others may hold or receive patents covering components of products we independently develop in the future.  We cannot assure you that third parties will not claim infringement by us, and seek substantial damages, with respect to current or future products.  If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may be involved in legal proceedings.  Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays and require us to:

•                                          cease manufacturing and selling the product in question, which could seriously harm us;

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

Key employees could leave our company at any time, impairing our development and profitability.  We depend heavily on the technical knowledge and industry expertise of our management team.  The development and execution of our business plan depends upon these individuals.   We do not have employment agreements with most of our key employees.  The departure of key people could adversely affect our business, financial condition, operating results and cash flows.

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

We may be unable to collect on our loan to UROPACE, Inc.  In July 1995, we established a wholly-owned subsidiary called UROPACE, Inc.  On November 1, 2000, we completed a spin-off of UROPACE to our existing shareholders.  As part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  As of April 30, 2003, we had loaned UROPACE $235,000.  Principal and interest on the note is payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note is paid in full.  Due to the development stage of UROPACE, it is uncertain whether we will be able to collect on this loan.  For financial reporting purposes, we have recorded an allowance for the entire balance of the loan at April 30, 2003.

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

No public market exists for our common stock or Class A Warrants, and an active market may not develop for our units.  We cannot assure you that a public market for our common stock or Class A Warrants will develop in the future or that an active market for our units will develop.  Before our initial public offering, there was no public market for our units.  As a result, we arbitrarily established the offering price for the units and the exercise price of the Class A Warrants through negotiations with our underwriter.  Such prices were not based upon our assets, earnings history or book value.

You may have difficulty reselling your securities.  Our securities are subject to certain rules of the SEC relating to “penny stocks.”  Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser’s prior written consent for a purchase transaction, thus restricting the ability to purchase or sell our securities in the open market.  In addition, trading in our securities is conducted in the over-the-counter market on the OTC Bulletin Board, which was established for securities that do not meet Nasdaq listing requirements.  Selling our securities may be difficult because of the quantity of securities that may be bought and sold, the possibility that transactions may be delayed, and the low level of security analyst and news media coverage given to over-the-counter stocks.  These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

Our existing shareholders have significant control, which could reduce your ability to receive a premium for your securities through a change in control.  Officers and directors of our company beneficially own approximately 46 percent of our common stock.  As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.  This concentration of ownership could also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support.  These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our securities.  As a result, this concentration of ownership could depress the price of our securities.

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

We may redeem the Class A Warrants at a nominal price.  We may redeem the Class A Warrants at $0.01 per warrant at any time, upon ten business days’ notice, if the closing price of our common stock or units exceeds $8.50, subject to customary anti-dilution adjustments, for any ten consecutive trading days before such notice.  If we redeem the Class A Warrants, you will lose your right to exercise the Class A Warrants except during the ten business day notice period.  Our redemption of the Class A Warrants could force you to exercise the Class A Warrants at a time when it may be disadvantageous for you to do so, to sell the Class A Warrants at the then current market price or to accept the redemption price, which could be substantially less than the market value of the Class A Warrants at the time of redemption.

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

ITEM 7                                                        FINANCIAL STATEMENTS

Report of Independent Auditors

To the Board of Directors and Shareholders of MedicalCV, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of MedicalCV, Inc. at April 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained losses and negative cash flows from operations in recent years and has insufficient funds to finance its working capital and capital expenditure needs, which raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 6, 2003, except as to Note 16 for which the date is July 8, 2003

MEDICALCV, INC.

Consolidated Balance Sheet

	April 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$184,227	$2,781,675
Trade accounts receivable, net	1,472,995	1,258,616
Inventories	2,782,613	2,322,535
Prepaid expenses and other current assets	183,856	78,993
Total current assets	4,623,691	6,441,819

Property, plant and equipment, net	1,368,240	1,575,153
Deferred financing costs	62,989	72,860
Other assets	—	1,394
Total assets	$6,054,920	$8,091,226

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$895,405	$589,520
Short-term debt with related party	943,333	—
Current portion of related party lease obligation	273,843	—
Current portion of long-term debt	—	2,542,460
Current portion of capital lease obligations	42,069	59,854
Accrued expenses	813,539	491,760
Total current liabilities	2,968,189	3,683,594

Long-term debt, less current portion	—	339,523
Capital lease obligations, less current portion	—	42,069
Related party lease obligation, less current portion	3,472,661	—
Total liabilities	6,440,850	4,065,186

Shareholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; 95,000,000 shares authorized; 7,843,834 shares issued and outstanding	78,438	78,438
Additional paid-in capital	16,613,337	16,362,050
Deferred stock-based compensation	(4,610)	(9,062)
Accumulated deficit	(17,073,095)	(12,405,386)
Total shareholders’ equity (deficit)	(385,930)	4,026,040
Total liabilities and shareholders’ equity (deficit)	$6,054,920	$8,091,226

The accompanying notes are an integral part of these financial statements.

MedicalCV, Inc.

Consolidated Statement of Operations

	Year ended April 30,
	2003	2002

Net sales	$3,135,041	$2,982,198
Cost of goods sold	1,715,402	2,109,453

Gross profit	1,419,639	872,745

Operating expenses:
Sales and marketing	2,864,747	2,089,104
General and administrative	1,926,418	1,594,968
Engineering and regulatory	876,686	779,038

Total operating expenses	5,667,851	4,463,110

Loss from operations	(4,248,212)	(3,590,365)

Other (expense) income:
Interest expense	(467,315)	(463,388)
Interest income	12,705	47,414
Loss from early extinguishment of convertible subordinated bridge notes	—	(335,410)
Other income, net	35,113	44,084

Total other expense	(419,497)	(707,300)

Net loss	$(4,667,709)	$(4,297,665)

Basic and diluted net loss per share	$(.60)	$(.62)

Shares used in computing basic and diluted net loss per share	7,843,834	6,980,820

The accompanying notes are an integral part of these financial statements.

MedicalCV, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

			Additional Paid-in Capital	Deferred Stock-Based Compensation	(Accumulated Deficit)	Total
	Common Stock
	Shares	Amount

Total, April 30, 2001	6,343,834	$63,438	$10,490,378	$(16,824)	$(8,107,721)	$2,429,271
Net loss					(4,297,665)	(4,297,665)
Common stock issued, net of issuance costs of $1,353,515	1,500,000	15,000	5,381,485			5,396,485
Warrants issued in connection with issuance of common stock			50			50
Amortization of stock-based compensation				7,762		7,762
Stock options issued to non-employees			69,844			69,844
Discount on convertible subordinated bridge notes			497,125			497,125
Warrants issued in connection with convertible subordinated bridge notes			500			500
Repurchase of beneficial conversion feature related to early extinguishment of convertible subordinated bridge notes			(77,332)			(77,332)
Total, April 30, 2002	7,843,834	78,438	16,362,050	(9,062)	(12,405,386)	4,026,040
Net loss					(4,667,709)	(4,667,709)
Amortization of stock-based compensation				4,452		4,452
Stock options issued to non-employees			20,329			20,329
Warrants issued in connection with sale-leaseback transaction			89,602			89,602
Warrants issued in connection with short-term debt with related party			128,995			128,995
Warrants issued in connection with technology purchase			12,361			12,361

Total, April 30, 2003	7,843,834	$78,438	$16,613,337	$(4,610)	$(17,073,095)	$(385,930)

The accompanying notes are an integral part of these financial statements.

MedicalCV, Inc.

Consolidated Statement of Cash Flows

	Year ended April 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,667,709)	$(4,297,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of convertible subordinated bridge notes	—	335,410
Depreciation	335,873	290,049
Amortization of discount on convertible subordinated bridge notes	—	84,383
Provision for doubtful accounts	47,132	133,360
Return of inventory	(92,000)	—
Provision for inventory obsolescence	—	37,584
Stock-based compensation	24,780	77,606
Warrants issued in connection with technology purchase	12,361	—
Interest expense associated with warrant grants and other costs	201,855	222,191
Changes in assets and liabilities:
Accounts receivable	(261,511)	(185,416)
Inventories	(368,078)	(188,084)
Prepaid expenses and other assets	(169,875)	48,361
Accounts payable	305,885	78,180
Accrued expenses	321,779	177,236

Net cash used in operating activities	(4,309,507)	(3,186,805)

Cash flows from investing activities:
Purchase of property, plant and equipment	(128,960)	(384,024)
Loan to UROPACE	—	(81,000)

Net cash used in investing activities	(128,960)	(465,024)

Cash flows from financing activities:
Borrowings on line of credit with related party	1,243,333	1,570,000
Borrowings on short-term debt with related party	60,000	—
Principal payments on short-term debt with related party	(360,000)
Principal payments on bank line of credit	—	(475,000)
Principal payments on other long-term debt	(42,460)	(42,464)
Proceeds from sale-leaseback transaction with related party, net	1,000,000	—
Borrowings on bridge loans, net	—	438,885
Principal payments on bridge loans	—	(500,000)
Principal payments under capital lease obligations	(59,854)	(66,929)
Issuance of common stock, net of issuance costs	—	5,396,485
Issuance of warrants	—	550

Net cash provided by financing activities	1,841,019	6,321,527

Net increase (decrease) in cash and cash equivalents	(2,597,448)	2,669,698

Cash and cash equivalents at beginning of year	2,781,675	111,977

Cash and cash equivalents at end of year	$184,227	$2,781,675

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$265,460	$241,197
Income taxes	250	1,256

Non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of property, plant, and equipment	—	34,796
Discount on convertible subordinated bridge notes related to warrants and beneficial conversion feature	—	497,125
Repurchase of beneficial conversion feature related to early extinguishment of convertible subordinated bridge notes	—	77,332
Warrants issued in connection with sale-leaseback transaction with related party	89,602	—
Payments/assumptions of debt made in connection with the related party lease (See note 6):
Assumption of line of credit obligation by purchaser	2,500,000	—
Assumption of Dakota Electric and Dakota County debt by purchaser	336,105	—

The accompanying notes are an integral part of these financial statements.

MedicalCV, Inc.

Notes to Consolidated Financial Statements

1.                                      Business Description

MedicalCV, Inc. (the Company) is a corporation engaged in the manufacture and marketing of cardiothoracic surgery devices primarily in Europe, South Asia, the Middle East and the Far East.  The primary product of the Company is a mechanical heart valve.

The Company’s consolidated financial statements for the year ended April 30, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At April 30, 2003, the Company had an accumulated deficit of $17,073,095, and had insufficient funds to meet the requirements of its short-term debt, and finance its working capital and capital expenditure needs.  Accordingly, these matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently pursuing the refinancing of its short-term debt and seeking other financing to fund its operations and working capital requirements.  If the Company is unable to refinance its short-term debt and obtain funds beginning in September 2003, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and United States market penetration.

2.                                      Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of MedicalCV, Inc. and its wholly-owned subsidiaries, CV Holdings, Inc., which was liquidated in fiscal year 2002, and CVD International, Inc., which was liquidated in fiscal year 2003 with no material impact to the financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

The Company has adopted the disclosure-only provisions of SFAS No. 123.  For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For the Years Ended April 30,
	2003	2002
Net loss reported	$(4,667,709)	$(4,297,665)
Less: stock-based employee compensation benefit included in operating results, as reported:	—	—
Less: Pro forma stock based employee compensation (cost) benefit	(294,142)	(951,779)

Net loss - pro forma	(4,961,851)	(5,249,444)

Net loss per common share – basic and diluted
As reported	(.60)	(.62)
Pro forma	(.63)	(.75)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended April 30, 2003 and 2002, there were no adjustments to net loss to arrive at comprehensive loss.

Concentration of Credit Risk

At April 30, 2003 and 2002, approximately 38 percent and 54 percent, respectively, of the Company’s accounts receivable were due from one distributor that individually accounted for 10 percent or more of the Company’s trade accounts receivable in each respective fiscal year (see Note 13).  The Company generally requires no collateral from its customers with respect to trade accounts receivable.  The Company maintains an allowance for doubtful accounts based upon its historical experience and the expected collectibility of all accounts receivable.

Net Income (Loss) Per Share

Net income (loss) per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.”  Basic net income (loss) per common share is computed using net income (loss) and the weighted-average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the years ended April 30, 2003 and 2002 since 4,300,940 and 3,551,390, respectively, of potential dilutive shares of common stock from the exercise of stock options and warrants were excluded from the computation because they are anti-dilutive.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the fiscal year 2003 presentation.  These reclassifications had no effect on net loss, cash flows or shareholders’ equity as previously reported.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  The new statement addresses the accounting for costs associated with exit or disposal activities.  The provisions of the statement were effective for disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have an impact on the Company’s financial position or results of operations.  The new standard principally affects the Company’s timing of when charges are recorded as opposed to the amount of the ultimate charge.  There have been no exit or disposal activities subsequent to December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123.  The transition provisions of this statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of this statement are effective for interim periods beginning after December 15, 2002.  The Company currently plans to continue to apply the intrinsic-value based method to account for stock options.  The Company implemented the year-end disclosure provisions included in Note 2 as of April 30, 2003 and will implement the interim period disclosure provisions in the quarter ending July 31, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities (VIEs), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption of FIN No. 46 did not have a material effect on its consolidated financial position, results of operations or cash flows.  However, should the Company enter into any such arrangement with a VIE in the future, its consolidated financial position or results of operations may be adversely effected

3.                                      Supplemental Financial Statement Information

Certain balance sheet components consist of the following at April 30:

Trade Accounts Receivable, Net	2003	2002

Related parties	$557,899	$700,581
Other	1,028,391	756,692
Allowance for doubtful accounts	(113,295)	(198,657)

	$1,472,995	$1,258,616

Inventories	2003	2002

Raw materials	$377,961	$436,855
Work-in-process	529,668	551,561
Finished goods	1,874,984	1,334,119

	$2,782,613	$2,322,535

Property, Plant and Equipment, Net	2003	2002

Land	$182,000	$182,000
Building	1,251,601	1,225,190
Machinery and equipment	1,558,442	1,512,611
Furniture and fixtures	182,243	177,513
Tooling	116,363	100,263
Software	146,159	112,271

	3,438,808	3,309,848

Accumulated depreciation and amortization	(2,070,568)	(1,734,695)

	$1,368,240	$1,575,153

4.                                      Return of Inventory

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

5.                                      Short-term Debt with Related Party

In January 2003, the Company established a discretionary line of credit with PKM Properties, LLC (PKM), an entity controlled by Paul K. Miller.  Mr. Miller serves on the Company’s Board of Directors and is its largest shareholder.  This line of credit initially matured on  April 17, 2003.  On April 15, 2003, the maturity date was extended to September 17, 2003. As of April 30, 2003, the Company had borrowed $943,333 under the line of credit.  In addition, the Company incurred direct financing costs of $67,828, which were amortized to interest expense over the original three-month life of the line of credit.  The line of credit bears interest at the higher of 7 percent or 1 percent above a bank reference rate (7 percent is the rate in effect as of April 30, 2003).  PKM was issued a second mortgage on the Company’s real estate and a security interest in all remaining assets.

In connection with the line of credit, the Company also issued a warrant to PKM with a five-year term to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.596 per share.  The allocated fair value of the warrants was $128,995 using the Black-Scholes valuation model and using assumptions consistent with those disclosed in Note 10 and was accounted for as a discount on the borrowings under the line of credit.  This discount was amortized to interest expense over the original three-month life of the line of credit.  As of April 30, 2003, the discount was fully amortized.

The Company also received a $60,000 unsecured advance in December 2002 from an executive officer to fund working capital requirements.  This loan was repaid in full in early April 2003.

6.                                      Related Party Lease Obligation

On April 4, 2003, the Company sold its corporate headquarters and manufacturing facility and surrounding land in Inver Grove Heights, Minnesota, to PKM (see Note 5 for additional information on PKM).

In connection with the transaction, the Company received total consideration of $3.84 million consisting of (1) $1.0 million in cash, (ii) PKM’s assumption of the Company’s $2.5 million outstanding indebtedness to Associated Bank (see Note 6), and (iii) PKM’s assumption of the Company’s promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.   Also in connection with the transaction, the Company issued to PKM a five-year warrant for the purchase of 350,000 shares of the Company’s common stock at an exercise price of $0.625 per share.   These warrants had an allocated fair value of $89,602 using the Black-Scholes valuation model and using assumptions consistent with those disclosed in Note 10.

Simultaneous with the sale of the facility, the Company entered into a lease with PKM to lease back the facility and a portion of the land.  The lease has a ten-year initial term with options for the Company to extend the lease up to ten additional years.  Under certain conditions, the Company also has an option to purchase the building at the end of the initial ten-year term at the fair value at that time.

Due to the Company’s continued involvement with the property including the ability to buy back the property at a future date, the transaction is accounted for as a financing of the property sold and leased back.  Accordingly, the net book value of the facility and land sold to PKM with a net book value of $759,146 (gross value of $1,433,601 net of accumulated depreciation of $674,455) continues to be presented as part of the Company’s property, plant and equipment balance (see Note 3).  The related party lease obligation of $3,779,100 represents the minimum amounts due PKM for the initial ten year term discounted at 4.4 percent and additional payments to be paid to PKM for the Dakota Electric Association and Dakota County obligations assumed by PKM.

Scheduled maturities of the related party lease obligation is as follows:

Year Ending April 30,	Amount

2004	$273,843
2005	285,154
2006	307,675
2007	320,327
2008	333,473
Thereafter	2,226,032

$3,746,504

7.                                      Long-Term Debt and Convertible Subordinated Bridge Notes

Long-term debts consist of the following at April 30:

	2003	2002

Revolving credit line with Associated Bank, interest payable monthly with the principal due November 2002, collateralized by the Company’s real estate and other business assets excluding accounts receivable	$—	$2,500,000

Promissory note with Dakota Electric Association, principal and interest due in monthly installments through May 2009, interest at 5.75%, collateralized by the Company’s lighting equipment and rooftop air-conditioning units	—	165,983

Land special assessments payable to Dakota County, principal and interest due in semi-annual installments through May 2010, interest at 8%	—	216,000

	—	2,881,983

Less current maturities	—	(2,542,460)

	$—	$339,523

On November 23, 1999, the Company obtained a $2,500,000 revolving credit line with Associated Bank.  The line of credit was due November 23, 2002, and was collateralized by the Company’s real estate and other business assets, excluding accounts receivable.  In addition, a shareholder and a member of the Board of Directors of the Company provided a $2,000,000 personal guarantee and pledged marketable securities with a guaranteed value of $1,100,000 to support repayment of borrowings on the credit line.  Interest was required to be paid monthly and accrued at the Wall Street Journal Prime Rate.  The interest rate at April 30, 2002 was 4.75 percent.  As part of the credit agreement, the Company was formerly required to maintain a minimum tangible net worth of not less than $3,000,000 on a quarterly basis.  On April 4, 2003, the Company’s outstanding obligation under this credit line was assumed by the buyer in connection with the sale of the Company’s headquarters and manufacturing facility (see Note 6).  Accordingly, as of April 30, 2003, the line of credit was repaid in full and closed.

In connection with the sale of the Company’s corporate headquarters and manufacturing facility (see Note 6) the promissory note with Dakota Electric and the land special assessments payable to Dakota County were assumed by the purchaser of the property.

Convertible Subordinated Bridge Notes

On August 21, 2001, the Company sold units of convertible subordinated bridge notes with an aggregate principal amount of $500,000 and redeemable warrants to purchase an aggregate of 500,000 shares of the Company’s common stock for total proceeds of $500,500.  Each unit consisted of a $25,000 principal amount 10 percent convertible subordinated bridge note and redeemable warrants to purchase 25,000 shares of the Company’s common stock at a price of $6.50 per share.  The notes were unsecured and were due in August 2002.  The Company had the option to prepay the notes without premium or penalty.

The allocated fair value of the warrants of $308,236 and the value of the beneficial conversion feature of $188,889 as of August 21, 2001 was accounted for as a discount on the convertible subordinated bridge notes.  This discount, which was presented as a reduction of the face value of the Notes on the consolidated balance sheet, was fully amortized as part of interest expense over the one-year life of the Notes using the effective interest method.

During the fourth quarter of 2002, the Company early extinguished the convertible subordinated bridge notes.  On the date of extinguishment, $77,332 of the remaining discount, representing the repurchase of the beneficial conversion feature, was treated as a reduction of Additional Paid-in Capital with the balance of the discount of $335,410 being charged to other expense.

8.                                      Leases

Operating Leases

The Company leased certain manufacturing equipment under various operating lease agreements which expired at various dates in fiscal year 2003.  At the end of the lease terms, the Company has the option to renew the leases, purchase the equipment at fair value, or return the equipment.

Rental expense under operating leases was $21,935 and $66,874 in fiscal years 2003 and 2002, respectively.

Capital Leases

The Company leases certain manufacturing equipment under various capital leases.  The equipment is leased under agreements expiring through fiscal year 2004 with implicit interest rates ranging from 8.9 percent to 10.0 percent.  The Company may elect to purchase the equipment under bargain purchase options at the end of the lease terms.  The leases are collateralized by the underlying equipment with a total cost of $181,420 and accumulated amortization of $125,998 and $89,714 at April 30, 2003 and 2002, respectively.

As of April 30, 2003, remaining scheduled lease payments under capital lease obligations continue into fiscal year 2004 and aggregate $42,069 (net of interest portion of $1,799).

9.                                      Income Taxes

The components of deferred income tax assets at April 30 are as follows:

	2003	2002

Federal net operating loss carryforwards	$4,706,100	$3,863,200
Research and experimentation credit carryforwards	524,200	524,200
State net operating loss carryforwards	243,400	245,800
Other carryforwards	76,700	78,800
Inventories	57,200	86,000
Allowance for uncollectible accounts	118,400	147,400
Property, plant and equipment	80,600	44,900
Accrued expenses and other	15,300	37,400

Total deferred tax assets	5,821,900	5,027,700

Valuation allowance	(5,821,900)	(5,027,700)

Net deferred tax asset	$—	$—

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

The Company’s federal net operating loss carryforwards of approximately $11,362,327 and state net operating loss carryforwards of $4,190,389 expire in fiscal years 2013 through 2023.  Available research and experimentation credits at April 30, 2003 represent federal and state amounts of $354,603 and $111,930, respectively, with expiration dates in fiscal years 2010 through 2021.

The reconciliation of the U.S. statutory federal income tax rate with the effective rate for the years ended April 30, 2003 and 2002, is as follows:

	2003	2002

Tax benefit at statutory rate	$(1,475,500)	$(1,355,000)

Research and experimentation tax credits	—	(55,200)
State taxes, net of federal benefit	(50,200)	(76,300)
Nondeductible expenses	24,200	(97,700)
Gain on sale of corporate headquarters and manufacturing facility	718,800	—
Other	(11,500)	(12,600)
Change in valuation allowance	794,200	1,596,800

Total income tax (benefit) provision	$—	$—

10.                               Shareholders’ Equity

Common Stock

On January 25, 2001, the Company gave a stock bonus of 15,000 shares of the Company’s common stock to an officer of the Company.  The estimated fair value of the shares of $42,000 was recorded as a general and administrative expense.

On November 27, 2001, the Company closed on its initial public offering.  In connection with the initial public offering, the Company issued 1,500,000 units at a price of $4.50 per unit for gross proceeds of $6,750,000.  After offering costs, the Company received net proceeds of $5,396,485.  Each unit consisted of one share of common stock and one redeemable Class A Warrant.  Each Class A Warrant became exercisable and separable from the common stock on May 20, 2003.  The holder of each Class A Warrant is entitled to purchase, at any time until November 20, 2004, one share of common stock at an exercise price of $6.50 per share, subject to customary anti-dilution adjustments.  The Company may redeem the

Class A Warrants for $0.01 per warrant at any time,  upon ten business days’ written notice, if the closing price of the Company’s common stock or units exceeds $8.50, subject to customary anti-dilution adjustments, for any ten consecutive trading days before such notice.

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

The following is a summary of stock option activity with respect to the Company’s various plans and includes option activity for employees, directors and non-employees:

	Options	Weighted Average Exercise Price Per Share

Outstanding, April 30, 2001	455,140	$3.03

Granted	591,250	3.79
Expired	(5,000)	5.00

Outstanding, April 30, 2002	1,041,390	$3.46

Granted	179,500.75
Expired	(134,950)	3.89

Outstanding, April 30, 2003	1,085,940	$2.98

At April 30, 2003 and 2002, 603,034 and 655,534 options, respectively, were available for grant under the Company’s stock option plans.  On August 9, 2001, the Company’s shareholders approved the 2001 Equity Incentive Plan (2001 Plan) and reserved 500,000 shares of common stock for issuance upon exercise of stock options to be granted under the 2001 Plan to employees, officers, consultants, advisors, employee and non-employee directors and employees of certain related entities.  The number of shares reserved for issuance under the 2001 Plan increases on January 1 of each year by the greater of 50,000 shares or 3.5 percent of the outstanding shares of the Company’s common stock on such date, unless the Board of Directors sets the increase at a lower number of shares.  On January 1, 2003, the number of shares available under the 2001 Plan increased by 274,534 shares pursuant to the foregoing provision.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.51 – $0.98	179,500	7.45	$0.74	67,500	$0.78
$2.36 – $5.00	906,440	3.69	$3.43	649,144	$3.74
	1,085,940			716,644

During the years ended April 30, 2003 and 2002, the Company issued fully vested, four and five-year options to purchase an aggregate of 42,500 and 37,500 shares of the Company’s common stock at exercise prices of $0.51 to $0.87 and $2.53 to $4.50 per share, respectively, to certain non-employees who provided technical advisory services to the Company.  The aggregate fair value of the options using the Black-Scholes valuation model was $20,329 and $69,844 and were fully expensed in fiscal years 2003 and 2002.  The following assumptions were used to value the options for the years ended April 30, 2003 and 2002:

	2003	2002
Dividend yield rate	0 percent	0 percent
Risk free interest rate	3.26 percent	4.71 percent
Expected life	4 to 10 years	4 to 10 years
Volatility	85 percent	85 percent

Deferred compensation relating to stock options granted with exercise prices below fair value during the year ended April 30, 2001 was $20,075.  Such deferred compensation will be amortized over the vesting periods of the related stock options, which generally range from three to five years.  This compensation is recognized on an accelerated basis in accordance with FASB Interpretation (FIN) No. 28.  Compensation expense relating to stock options granted below fair market value of $4,452 and $7,762 was recognized during the years ended April 30, 2003 and 2002.

During the year ended April 30, 2003, for purposes of determining fair value using the Black-Scholes option pricing model as prescribed by SFAS No. 123, the Company used the contractual life of the options as the expected holding period for employees and the life of the options for directors.  The risk-free interest rate for 2003 was 3.26 percent, the dividend yield used was 0 percent and the volatility factor was 85 percent.

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

Stock Warrants

At April 30, 2003 and 2002, the Company had outstanding and exercisable warrants to purchase 3,215,000 and 2,510,000 shares, respectively, of the Company’s common stock at prices ranging from $0.60 to $6.75 per share.  The warrants expire at various dates through April 4, 2008.  At April 30, 2003 and 2002, the weighted average remaining contractual life of the warrants was 1.68 and 3.14 years and the weighted average exercise price of the warrants was $4.58 and $5.91, respectively.

In January 2003, the Company entered into a discretionary credit line with PKM (see Note 5 for additional information on PKM).  In connection with this discretionary credit line, the Company issued fully vested five-year warrants to purchase a total of 350,000 shares of common stock exercisable at $0.596 per share.  The Company also completed a refinancing transaction in which its headquarters facility was sold in a sale-leaseback transaction to this same entity in April 2003.  As part of the transaction the Company issued an additional five-year warrant to purchase 350,000 shares of common stock at $0.625 per share.

The fair value of the warrants was calculated using the Black-Scholes valuation model and $218,597 was capitalized as deferred financing costs in fiscal year 2003.  The deferred financing costs are being amortized to interest expense over the life of the discretionary credit line and property lease, respectively.  The following assumptions were used to value the warrants:  dividend yield 0 percent, risk free interest rate of 3.03 percent, expected life equal to the contractual term of five years and volatility of 85 percent.  As of April 30, 2003, the remaining balance of deferred financing costs was $89,602.

In November 1999 and December 2000, the Company issued fully vested four-year warrants to purchase an aggregate of 100,000 shares of common stock exercisable at $2.00 per share to a board member in connection with a bank line of credit guarantee.  The fair value of the warrants was calculated using the Black-Scholes valuation model and $76,622 was capitalized as deferred financing costs in fiscal year 2001.  The deferred financing costs are being amortized to interest expense on a straight-line basis over the life of the guarantee.  The following assumptions were used to value the warrants:  dividend yield of 0 percent, risk-free interest rate of 5.69 percent, expected life equal to the contractual life of four years and volatility of 69 percent.  At April 30, 2003, the balance was fully amortized.

11.                               Research and Development Costs

Research and Development costs principally consist of engineering costs, included as part of engineering and regulatory in the Consolidated Statement of Operations, totaled $558,141 and $491,278 for the fiscal years ended April 30, 2003 and 2002, respectively.  Research and Development costs relate primarily to product and process development initiatives.

12.                               Supply Agreement

In July 1998, the Company entered into a three-year supply agreement with Snia S.p.A. Carbomedics, Inc. (Carbomedics), the source of certain raw material components associated with the manufacture of certain of the Company’s heart valves.  The supply agreement was extended for an additional two years in March 2001, and expires December 31, 2003.

This agreement provides that the Company purchase a minimum number of raw material units each calendar year through 2003.  Under the terms of the agreement, the Company is required to compensate Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  The Company has not met the minimum purchase requirement for the last three calendar years and does not believe it will meet the minimum purchase requirement for calendar year 2003.  As a result, the Company expensed $138,738 and $148,991 related to these purchase shortfalls to cost of goods sold in fiscal years 2003 and 2002, respectively.

13.                               Segment and Related Party Information

The Company views its operations and manages its business as one segment, the manufacturing and marketing of cardiothoracic surgery devices.  Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker. The following table summarizes net sales by geographic area:

	For the Years Ended April 30,
	2003	2002

Europe	$1,949,313	$1,938,847
South Asia	414,455	488,940
Middle East	420,765	209,346
Far East	60,348	306,735
Other	290,160	38,330

Total	$3,135,041	$2,982,198

At April 30, 2003 and 2002, substantially all of the Company’s operations and assets are based in the United States.

The Company distributes its products primarily through distributor organizations that, in turn, market the product directly to medical institutions.  One of these distributors is a shareholder of the Company with an ownership interest of approximately 6.6 percent.  An affiliate of this shareholder distributor is also a member of the Company’s Board of Directors.  Sales to distributors that individually account for 10 percent or more of the Company’s net sales in each respective fiscal year are as follows:

	2003	2002

Distributor #1 (related party)	$973,600	$1,421,960
Distributor #2	363,465	443,940
Distributor #3	583,800	341,800
Distributor #4	348,000	101,372

Accounts receivable from the above related party distributor at April 30, 2003 and 2002 totaled $557,899 and $685,365, respectively.

14.                               Spin-off of UROPACE

On November 1, 2000, the Company completed the spin-off of UROPACE, Inc. (UROPACE), a subsidiary of the Company, to the existing shareholders of the Company.  The separation was effected by transferring from the Company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Shareholders of record on September 15, 2000, received one share of common stock of UROPACE for each 6.882 shares of the Company’s common stock held on that date.

The assets transferred to UROPACE had no book value at November 1, 2000 and the operations of UROPACE prior to the spin-off had no revenues and minimal expenses during the fiscal year ended April 30, 2001.  As a part of this spin-off, the Company agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note and interest is paid in full.  The Company had loaned UROPACE $235,000 and $154,000 at April 30, 2003 and 2002.  Due to the development stage of UROPACE and the uncertainty associated with the collection of this amount, the Company has recorded an allowance for the entire balance of the loan at April 30, 2003 and 2002, with the corresponding expense included in other income (expense) in the Consolidated Statement of Operations.

15.                               Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the Plan) which is available to all eligible employees.  Under the Plan, the Company may make a discretionary contribution to the Plan upon approval by the Company’s Board of Directors.  Employees are fully vested in their own contributions and earnings thereon and become fully vested in the Company’s contributions and earnings thereon after three years of service.  The Company made contributions to the Plan of $21,504 and $16,475 in fiscal years 2003 and 2002, respectively.

16.                               Subsequent Event-Bridge Debt Financing

On July 8, 2003, the Company completed a $2.0 million bridge financing transaction with private investors, resulting in net proceeds of approximately $1.87 million.

Under the terms of the financing, the Company established a one-year $1.0 million discretionary line of credit with PKM (see Note 5 for additional information on PKM), a related party.  The line, which requires the payment of interest at a rate of 10 percent per year, matures on May 27, 2004, and is secured by substantially all assets of the Company.   As additional consideration for the financing, the Company agreed to issue PKM ten-year warrants for the purchase of up to 380,357 shares of the Company’s common stock at an exercise price of $0.70 per share with terms and conditions that include weighted-average anti-dilution rights.  The Company also agreed to modify certain terms of the warrants issued to PKM in connection with a credit facility extended by PKM in January 2003 (See Note 5), to conform to the terms of the warrants issued as part of this bridge debt financing.

In a simultaneous transaction, the Company entered into a loan agreement and borrowed $1.0 million from an individual who following the transaction became the beneficial owner of approximately 10.3 percent of the Company’s securities, pursuant to a one-year subordinated note with an interest rate of 10 percent per year.  Pursuant to an intercreditor agreement with PKM, the loan is secured by substantially all assets of the Company.  The lender was issued ten-year warrants for the purchase of 380,357 shares of common stock on terms comparable to the PKM warrants described above.

ITEM 8                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure called for by paragraph (a) of this item has been “previously reported” as that term is defined in Rule 12b-2 under the Exchange Act.

PART III

ITEM 9                                                        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information contained under the captions “Proposal No. 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2003 Annual Meeting of Shareholders.

Information regarding our executive officers is provided in Part I of this Form 10-KSB under separate caption.

ITEM 10                                                 EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the caption “Executive Compensation” in our definitive proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 11                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2003 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,085,940		$2.98	603,034	(1)
Equity compensation plans not approved by security holders	1,215,000	(2)	$1.42	0
Total	2,300,940		$2.16	603,034

(1)          Represents 112,000 shares remaining available for future issuance under our 1993 Director Stock Option Plan and 491,034 shares remaining available for future issuance under our 2001 Equity Incentive Plan.

(2)          Represents (a) 350,000 shares of common stock underlying a 5 year warrant exercisable at $0.596 per share issued to Paul K. Miller in connection with a line of credit with PKM Properties, which warrant expires January 17, 2008, (b) 350,000 shares of common stock underlying a 5 year warrant exercisable at $0.6275 per share issued to Paul K. Miller in connection with a sale-leaseback transaction entered into on April 4, 2003, which warrants expire on April 4, 2008, (c) 25,000 shares of common stock underlying a seven-year warrant exercisable at $2.95 per share issued to Segmed Inc. in connection with a purchase of technology, which warrants expire on August 7, 2009, (d) 240,000 shares of common stock underlying a five-year warrant exercisable at $2.125 per share issued to Adel A. Mikhail, Ph.D., a director and our former chief executive officer, on February 2, 2001, pursuant to a severance and consulting agreement dated November 1, 2000; (e) an aggregate of 100,000 shares of common stock underlying warrants exercisable at $2.00 per share issued to Paul K. Miller, a director, on November 22, 1999 and December 6, 2000, in connection with Mr. Miller’s guarantee of a bank loan, both of which warrants expire on November 19, 2004; and

(f) 150,000 units underlying a warrant exercisable at $6.75 per unit issued to Equity Securities Investments, Inc. on November 20, 2001, in connection with its services as underwriter of our initial public offering.

ITEM 12                                                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 13                                                 EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)                                  Exhibits

See “Index to Exhibits.”

(b)                                 Reports on Form 8-K

We filed one Current Report on Form 8-K during the quarter ended April 30, 2003 relating to the completion of a refinancing transaction in which our headquarters and manufacturing facility was sold in a sale-leaseback transaction to an affiliate of our company.

ITEM 14                                                 CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Inver Grove Heights, State of Minnesota, on July 29, 2003.

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

Signature	Title	Date

/s/ Blair P. Mowery	President, Chief Executive Officer and	July 29, 2003
Blair P. Mowery	Director (Principal Executive Officer)

/s/ Jules L. Fisher	Chief Financial Officer (Principal	July 29, 2003
Jules L. Fisher	Accounting Officer and Principal Financial Officer)

/s/ Adel A. Mikhail, Ph.D	Chairman of the Board	July 29, 2003
Adel A. Mikhail, Ph.D.

/s/ Salvador Mercé Cervelló	Director	July 29, 2003
Salvador Mercé Cervelló

/s/ Susan L. Critzer	Director	July 29, 2003
Susan L. Critzer

/s/ Richard A. DeWall, M.D.	Director	July 29, 2003
Richard A. DeWall, M.D.

/s/ David B. Kaysen	Director	July 29, 2003
David B. Kaysen

/s/ Paul K. Miller	Director	July 29, 2003
Paul K. Miller

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.3	Form of Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.4	Specimen unit certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
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

10.10

O.E.M. Supply Contract by and between the Registrant and Snia S.p.A. Carbomedics, Inc. (f/k/a Sulzer Carbomedics, Inc.), effective July 24, 1998 (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).*

10.11

First Amendment to Supply Agreement by and between the Registrant and Snia S.p.A. Carbomedics, Inc. (f/k/a Sulzer Carbomedics, Inc.), effective March 6, 2001 (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).*

10.12

Promissory Note in the principal amount of $2,500,000, issued by the Registrant, maker, to Associated Bank Minnesota, payee, dated November 23, 1999 (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).

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

10.21

Discretionary Credit Agreement by and between the Registrant and PKM Properties, LLC, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.22

Discretionary Credit Note in the principal amount of $943,666, issued by the Registrant, Maker, to PKM Properties, LLC, Payee, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295))

10.23

Security Agreement by and between the Registrant, Debtor, and PKM Properties, LLC, Secured Party, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.24

Second Mortgage by the Registrant for the benefit of PKM Properties, LLC, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.25

Common Stock Purchase Warrant issued by the Registrant to PKM Properties, LLC, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.26

Promissory Note in the principal amount of $60,000, issued by the Registrant, Maker, to Allan R. Seck, Payee, dated December 11, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.27

Working Capital Line of Credit – Change in Terms Agreement by and between Associated Bank Minnesota, Lender, and the Registrant, Borrower, dated November 23, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.28

Commercial Guaranty from Paul K. Miller, Guarantor, to Associated Bank Minnesota, Lender, dated November 23, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.29	Loan Agreement by and between Peter L. Hauser and the Registrant, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).
10.30

$1.0 Million Subordinated Note issued by the Registrant, Maker, to Peter Ludwig Hauser, Payee, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.31

Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by the Registrant, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.32

May Security Agreement in favor of PKM Properties, LLC and Peter L. Hauser, securing property of the Registrant, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.33

Warrant Agreement to purchase 380,357 shares of common stock issued by the Registrant to Peter Ludwig Hauser, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.34

May Discretionary Credit Agreement by and between the Registrant and PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.35

May Discretionary Credit Note issued by the Registrant, Maker, to PKM Properties, LLC, Payee, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.36	Amendment to Warrants by and between the Registrant and PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).
10.37

Warrant Agreement to purchase 320,178 shares of common stock issued by the Registrant to PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

16

Letter on change in certifying accountant from Bertram Vallez Kaplan & Talbot Ltd. (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).

21	Subsidiaries of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
23	Consent of Independent Auditors.

24	Power of Attorney (included on signature page to Form 10-KSB).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*                                         Certain portions of this exhibit are subject to an order granting confidential treatment pursuant to Rule 406.