Form 10QSB
period 2003-07-31
MEDICALCV INC
filed 2003-09-15
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

Yes ☒  No ☐

As of September 15, 2003, the issuer had outstanding 7,894,356 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format (check one)  ☐ Yes  ☒ No

PART I

ITEM 1  Financial Statements

MEDICALCV, INC.

Consolidated Balance Sheet

	July 31, 2003	April 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,790	$184,227
Trade and accounts receivable, net	1,629,417	1,472,995
Inventories	2,711,013	2,782,613
Prepaid expenses and other assets	197,327	183,856
Total current assets	4,740,547	4,623,691

Property, plant and equipment, net	1,288,419	1,368,240
Deferred financing costs, net	178,186	62,989
Total assets	$6,207,152	$6,054,920

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Short-term debt with related parties	$2,101,320	$943,333
Current portion of related party lease obligations	274,241	273,843
Current portion of capital lease obligations	28,870	42,069
Accounts payable	738,206	895,405
Accrued expenses	496,336	813,539
Total current liabilities	3,638,973	2,968,189

Related party lease obligations, less current portion	3,380,480	3,472,661
Total liabilities	7,019,453	6,440,850

Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 7,894,356 and 7,843,834 shares issued and outstanding, respectively	78,943	78,438
Additional paid-in capital	17,306,899	16,613,337
Deferred stock-based compensation	(4,085)	(4,610)
Accumulated deficit	(18,194,058)	(17,073,095)
Total shareholders’ deficit	(812,301)	(385,930)
Total liabilities and shareholders’ deficit	$6,207,152	$6,054,920

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended July 31,
	2003	2002

Net sales	$1,094,579	$818,332
Cost of goods sold	497,103	477,869
Gross profit	597,476	340,463
Operating expenses:
Sales and marketing	795,088	755,587
General and administrative	556,923	537,591
Engineering and regulatory	203,994	201,117
Total operating expenses	1,556,005	1,494,295
Loss from operations	(958,529)	(1,153,832)
Other (expense) income:
Interest expense	(156,246)	(38,980)
Interest income	4,993	11,019
Other (expense) income	(11,181)	15,927
Total other expense	(162,434)	(12,034)

Net loss	$(1,120,963)	$(1,165,866)
Basic and diluted net loss per share	$(.14)	$(.15)

Shares used in computing basic and diluted net loss per share	7,894,356	7,843,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,120,963)	$(1,165,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,821	86,635
Provision for doubtful accounts	5,960	74,424
Return of inventory		(92,000)
Provision for inventory obsolescence		55,564
Stock-based compensation	29,526	1,291
Interest expense associated with warrant grants and amortization of loan origination costs	114,895	31,972
Changes in assets and liabilities:
Accounts receivable	(162,382)	(169,906)
Inventories	71,600	(232,370)
Prepaid expenses and other assets	(142,283)	(94,182)
Accounts payable	(157,199)	(58,820)
Accrued expenses	(317,203)	33,500
Net cash used in operating activities	(1,598,228)	(1,529,758)

Cash flows from investing activities:
Purchase of property, plant and equipment		(84,593)
Net cash used in investing activities		(84,593)

Cash flows from financing activities:
Proceeds from short-term debt with related parties	1,764,728
Principal payments on other long-term debt		(16,783)
Principal payments under capital lease obligations	(13,199)	(21,796)
Principal payments under related party lease obligations	(134,738)
Net cash provided (used in) by financing activities	1,616,791	(38,579)

Net increase (decrease) in cash and cash equivalents	18,563	(1,652,930)
Cash and cash equivalents at beginning of year	184,227	2,781,675
Cash and cash equivalents at end of period	$202,790	$1,128,745

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Notes to Consolidated Financial Statements

(1)                                 Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by MedicalCV, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003.

The consolidated balance sheet as of July 31, 2003, the consolidated statement of operations for the three months ended July 31, 2003 and 2002, and the consolidated statement of cash flows for the three months ended July 31, 2003 and 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2004.

Certain amounts previously reported have been reclassified to conform to their July 31 2003, presentation.  These reclassifications had no effect on net loss, cash flow or shareholders’ equity as previously reported.

(2)                                 Going Concern

The Company’s consolidated financial statements for the quarter ended July 31, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At July 31, 2003, the Company had an accumulated deficit of $18,194,058 and has insufficient funds to finance its working capital and capital expenditure needs.  Accordingly, these matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently seeking other sources of financing to fund its operations and working capital requirements.  If the Company is unable to obtain sources of additional funds beginning in September 2003, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and United States market penetration.

(3)                                 Stock-based Compensation

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

For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For Quarters Ended July 31,
	2003	2002
Net loss reported	$(1,120,963)	$(1,165,866)
Less: Pro forma stock based employee compensation (cost) benefit	(64,269)	(73,535)

Net loss - pro forma	(1,185,232)	(1,239,401)

Net loss per common share – basic and diluted
As reported	(.14)	(.15)
Pro forma	(.15)	(.16)

(4)                                 Net Loss per Share

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three-month periods ended July 31, 2003 and 2002, since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants for the purchase of 5,010,975 and 3,546,890 shares of the Company’s common stock at July 31, 2003 and 2002, respectively.

(5)                                 Inventories

Inventory consists of the following components:

	July 31, 2003	April 30, 2003
	(unaudited)
Raw materials	$377,887	$377,961
Work-in-process	594,792	529,668
Finished goods	1,738,334	1,874,984
	$2,711,013	$2,782,613

(6)                                 Short-term Debt

On July 8, 2003, the Company issued $1.0 million of term debt to PKM Properties, LLC (“PKM”), an entity controlled by a principal shareholder, who also serves on the Company’s Board of Directors.  The Company borrowed $764,728 under this bridge financing during the quarter and, subsequent to July 31, 2003, borrowed the final draw of $235,272 on August 20, 2003.  The debt, which is collateralized by substantially all of our assets, bears interest at a rate of 10 percent per year and is due on May 27, 2004.  In connection with the debt, the Company also issued a warrant to PKM with a ten-year term to purchase 320,178 shares of the Company’s common stock at an exercise price of $0.70 per share.  The Company issued a warrant to purchase an additional 60,179 shares of the Company’s common stock on the same terms in conjunction with the final draw on August 20, 2003.  In addition, the Company agreed to extend the term of 700,000 previously issued warrants from five years to ten years.  The allocated fair value of the warrants issued prior to July 31, 2003, and the incremental value of the existing warrants was $383,361, and was accounted for as a discount on the borrowings under the bridge debt.  This discount, which is presented as a reduction of the face value of the debt on the consolidated balance sheet, is being amortized as interest expense over the eleven-month term of the debt.  As of July 31, 2003, the unamortized balance of the discount was $348,510.  In addition, the Company incurred direct financing costs of $54,728, which are included in other current assets and are being amortized as expenses over the eleven-month term of the debt.

On July 8, 2003, the Company also issued $1.0 million of term debt to Peter L. Hauser (“Hauser”), a principal shareholder.  The Company borrowed $1.0 million under this bridge financing during the quarter ended July 31, 2003.  The debt which is collateralized by substantially all of our assets pursuant to our intercreditor agreement with PKM bears interest at a rate of 10 percent per year and is due on June 30, 2004.  In connection with the term debt, the Company also issued a warrant with a ten-year term to purchase 380,357 shares of the Company’s common stock at an exercise price of $0.70 per share.  The allocated fair value of the newly issued warrant was $281,706 and is accounted for as a discount on the borrowings under the bridge debt.  This discount, which is presented as a reduction of the face value of the debt on the consolidated balance sheet is being amortized as interest expense over the twelve-month term of the debt.  As of July 31, 2003, the unamortized balance of the discount was $258,231.  In addition, the Company incurred direct financing costs of $71,772, which are included in other current assets and are being amortized as expenses over the twelve-month term of the debt.

(7)                                 New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  The new statement addresses the accounting for costs associated with exit or disposal activities.  The provisions of the statement were effective for disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have an impact on the Company’s financial position or results of operations.  The Company has had no exit or disposal activities subsequent to December 31, 2002.

The Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in the third quarter of fiscal year 2003.  The disclosure provisions of the interpretation are effective for the Company’s financial statements for the third quarter of fiscal year 2003.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The implementation of this accounting pronouncement did not have an effect on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities (VIEs), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption of FIN No. 46 did not have an effect on its consolidated financial position, results of operations or cash flows.

(8)                                 Segment Information

The Company views its operations and manages its business as one segment, the manufacturing and marketing of cardiothoracic surgery devices.  Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by chief operating decision maker.

(9)                                 Subsequent Event

On September 2, 2003, the Company signed an agreement with LightWave Ablation Systems, Inc. to purchase technology for the treatment of atrial fibrillation.  This acquisition is consistent with the Company's strategy to diversify its product offering.

The following table summarizes net sales by geographic area:

	Three Months Ended July 31, (unaudited)
	2003	2002
Europe	$601,720	$444,163
South Asia	76,800	124,100
Middle East	179,304	174,667
Far East	53,180	42,827
United States	180,700	25,100
Other	2,875	7,475
TOTALS	$1,094,579	$818,332

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003, under the caption “Management’s Discussion and Analysis or Plan of Operation-Cautionary Statement.”

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

Overview

We are a cardiothoracic surgery device manufacturer.  Our primary products are mechanical heart valves known as the Omnicarbon® Series 3000 and Series 4000, which we manufacture and market.  Our heart valves are used to treat heart failure caused by the aging process, heart diseases, prosthetic heart valve failure and congenital defects.  To date, we have distributed the Omnicarbon 3000 and 4000 heart valves primarily in Europe, South Asia, the Middle East and the Far East.  In fiscal year 2003, we derived 62 percent of our net sales from Europe.  As an innovator of heart valve technology, we have more than 33 years of experience in developing, manufacturing and marketing five generations of heart valves, and we have sold approximately 140,000 heart valves worldwide.

On July 26, 2001, the FDA gave us notice of premarket approval to sell our Omnicarbon 3000 heart valve in the U.S., the largest geographic market for mechanical heart valves.  In anticipation of FDA premarket approval, we invested in our sales and marketing infrastructure, including adding sales management to our staff and recruiting field sales representatives to call on domestic surgery centers in the U.S.  Based upon our Omnicarbon heart valve’s 18 years of implants in patients in Europe, we believe that we can establish a competitive position in the mechanical heart valve industry in the U.S. and leverage this position into other critical areas of cardiothoracic surgery.  We also expect that our ability to market the Omnicarbon 3000 heart valve in the U.S. will favorably affect our international sales, as we believe many cardiovascular surgeons and others who make purchasing decisions are aware of the FDA’s rigorous premarket approval process and consider it to be a validation of the safety and efficacy of medical devices.  Our company had its first implant of the Omnicarbon 3000 heart valve in the U.S. in December 2001.

The worldwide heart valve market is dynamic and highly competitive.  In addition, technology and competitive offerings, such as new tissue heart valves, place increased pressure on us as we seek to increase our market share and revenue.  For more information regarding these risks, you should review our Cautionary Statement.

Quarters Ended July 31, 2003 and 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended July 31, (unaudited)
	2003	2002
Net sales	100.0%	100.0%
Cost of goods sold	45.4%	58.4%

Gross profit	54.6%	41.6%

Operating expenses:

Sales and marketing	72.7%	92.3%
General and administrative	50.9%	65.7%
Engineering and regulatory	18.6%	24.6%

Total operating expenses	142.2%	182.6%

Loss from operations	(87.6)%	(141.0)%

Other (expense) income:
Interest expense	(14.3)%	(4.7)%
Interest income	0.5%	1.3%
Other income	(1.0)%	1.9%

Total other expense	(14.8)%	(1.5)%

Net loss	(102.4)%	(142.5)%

Critical Accounting Policies

For discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003.

Results of Operations

Net Sales.  Net sales in the quarter ended July 31, 2003 increased 33.8 percent to $1,094,579 from $818,332 in the first quarter of the prior year.  The increase was attributable to higher Omnicarbon unit sales in key European markets and the U.S., with approximately half attributable to each geographic area.

In the first three months fiscal years 2004 and 2003, the vast majority of our sales were denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not resulted in significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in Japanese yen, and two European customers, which pay in euros.  Because we do not engage in foreign currency hedging transactions, we recognize that a strong U.S. dollar can adversely affect unit sales denominated in currencies other than U.S. dollars for our foreign distributors.

Gross Profit.  Gross profit as a percentage of net sales increased to 54.6 percent in the quarter ended July 31, 2003, from 41.6 percent in the comparable period one year ago.  The improvement in fiscal year 2004 gross profit margin was attributable primarily to reductions in Omnicarbon 4000 product costs, which we sell in markets outside the U.S. and Japan, combined with favorable margin impacts due to unit sales growth in the U.S. market.  We have expended considerable resources in developing our new carbon manufacturing process technologies utilized in manufacturing the Omnicarbon 4000 heart valve.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.  However, there can be no assurance that the FDA will approve our proprietary manufacturing process.

Sales and Marketing.  Sales and marketing expenses in the quarter ended July 31, 2003, were $795,088 or 72.7 percent of net sales compared to $755,587 or 92.3 percent of net sales in the same period last fiscal year.  The increase in fiscal year 2004 is primarily attributable to selling expenses associated with the higher level of net sales in the current period.  Our overall strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the quarter ended July 31, 2003, were $556,923 or 50.9 percent of net sales compared to $537,591 or 59.7 percent of net sales in the prior year.  The slight increase in spending in the current period related to fees paid for financial advisory services and higher professional service fees.

Engineering and Regulatory.  Engineering and regulatory expenses for the quarter ended July 31, 2003, were $203,994 or 18.6 percent of net sales compared to $201,117 or 24.6 percent of net sales in the prior year.  We anticipate increased spending in this area as initiatives move forward to develop and commercialize additional new products.

Other (Expense) Income.  Interest expense totaled $156,246 in the quarter ended July 31, 2003, compared to $38,980 in the comparable period last fiscal year.  The increase in interest expense in the first quarter of fiscal 2004 was primarily due to financing costs related to short-term related party borrowings.

Income Tax Provision.  In light of our recent history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through the first quarter of fiscal 2004 due to the inherent uncertainty about the sufficiency of future taxable income necessary to realize our deferred tax assets.

Loss from Operations.  As of July 31, 2003, we had an accumulated deficit of $18,194,058.  We have incurred losses in each of the last seven fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S.  Our strategy has been to invest in technology to better position ourselves competitively once FDA premarket approval was obtained.  We expect cumulative net losses to continue at least through fiscal year 2004 because of anticipated spending necessary to market the Omnicarbon 3000 heart valve in the U.S. and to establish and maintain a strong marketing organization for domestic and foreign markets.

Liquidity and Capital Resources

Cash and cash equivalents increased slightly to $202,790 at July 31, 2003, from $184,227 at April 30, 2003.  This increase in cash and cash equivalents of $18,563, was due to the following:

Net cash used in operating activities	$(1,598,228)
Net cash used in investing activities	—
Net cash provided by financing activities	1,616,791
Net increase	$18,563

Net cash used in operating activities increased $168,740 to $1,598,228 in the quarter ended July 31, 2003, from $1,529,758 in the quarter ended July 31, 2002.  The use of cash in operations in the first quarter of both fiscal year 2003 and fiscal year 2004 were net losses of $1,165,866 and $1,120,963, respectively.  The increase in the use of cash in operations in the first quarter of 2004 relative to 2003 was due principally to decreases in accrued expenses and accounts payable, partially offset by a decrease in inventories in the first quarter of fiscal year 2004 versus an increase in inventories in the first quarter of fiscal year 2003.  The decreases in accrued expenses and accounts payable were a function of the timing of when we paid certain costs.  The increase in inventories in the first quarter of fiscal year 2003 was to support anticipated sales growth in the U.S. and international markets.  The decrease in inventories in the first quarter of fiscal year 2004 reflects the results of our concerted effects to more closely control our inventory levels combined with lower manufacturing costs.

No funds were used in investing activities in the quarter ended July 31, 2003.  Net cash used in investing activities was $84,593 in the quarter ended July 31, 2002, and was entirely for property, plant, and equipment purchases to support manufacturing and sales.

Net cash provided by financing activities was $1,616,791 in the quarter ended July 31, 2003, and consisted of short-term borrowings from related parties of $1,764,728; partially offset by principal payments of $147,937.  In the quarter ended July 31, 2002, net cash used in financing activities was $38,579 and related entirely to principal payments on debt and capital lease obligations.

Throughout fiscal year 2003 and in the first quarter of fiscal year 2004, we entered into a number of financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  These financing activities consisted of the following:

In December 2002, we received a $60,000 unsecured advance from an executive officer.  Principal and interest on this advance was repaid in April 2003.

In January 2003, we established a line of credit with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller.  Mr. Miller is a member of our board of directors and is our largest beneficial owner of securities.  The line of credit bears interest at the higher of 7 percent or 1 percent above a bank reference rate (7 percent is the rate in effect as of July 31, 2003).  The line of credit is currently collateralized by a security interest in substantially all of our assets.  This line of credit matures on September 17, 2003.  We are currently discussing an extension of the line of credit with PKM.  In connection with the line of credit, we also issued a warrant to PKM with a five-year term to purchase 350,000 shares of our common stock at an exercise price of $0.596 per share.  The allocated fair value of the warrants was $128,995.  This discount was completely amortized to interest expense as of July 31, 2003.  The amount outstanding under this short-term debt with related party at July 31, 2003 was $943,333.

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

Due to our continued involvement with the property, including the ability to buy back the property at a future date, the transaction is accounted for as a financing of the property sold and leased back.  Accordingly, the net book value of the facility and land sold to PKM with a net book value of $759,146 continues to be presented as part of our property, plant and equipment balance.  The related party lease obligation of $3,652,572 at July 31, 2003, represents the minimum amounts due PKM for the initial ten-year term discounted at 4.4 percent and additional payments to be paid to PKM for the Dakota Electric Association and Dakota County obligations assumed by PKM.

On July 8, 2003, we obtained $2.0 million in bridge financing, resulting in net proceeds of approximately $1.87 million.

Under the terms of the financing, we established a one-year $1.0 million of term debt with PKM.  The line, which requires the payment of interest at a rate of 10 percent per year, matures on May 27, 2004, and is collateralized by substantially all of our assets.   As additional consideration for the financing, we agreed to issue PKM ten-year warrants for the purchase of up to 380,357 shares of our common stock at an exercise price of $0.70 per share with terms and conditions that include weighted-average anti-dilution rights.  We also agreed to modify certain terms of the warrants issued to PKM in connection with a credit facility extended by PKM in January 2003, to conform to the terms of the warrants issued as part of this bridge debt financing.

In a simultaneous transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser pursuant to a one-year subordinated note with an interest rate of 10 percent per year. Pursuant to an intercreditor agreement with PKM, the loan is collateralized by substantially all of our assets.  The lender was issued ten-year warrants for the purchase of 380,357 shares of our common stock on terms comparable to the PKM warrants described above.  As a result of the transaction, Mr. Hauser became the beneficial owner of approximately 10.3 percent of our securities.

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

operating losses exceed our projections;

our manufacturing and development costs or estimates prove to be inaccurate;

we determine to acquire, license or develop additional technologies;

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

We anticipate that we will need to raise between $8,000,000 and $10,000,000 of additional equity or debt financing to fund operations and working capital requirements beginning in September 2003.  We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  If we obtain the foregoing financing, we believe we will have sufficient capital resources to operate and fund the growth of our business for the remainder of fiscal year 2004 and fiscal year 2005.

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

be attainable;

be profitable;

reduce our reliance upon financing transactions; or

enable us to continue operations.

Commitments and Contingent Liabilities

Snia S.p.A. Carbomedics (formerly Sulzer Carbomedics).  In July 1998, we entered into a three-year supply agreement with Snia S.p.A. Carbomedics, the source of certain raw material components used in the manufacture of our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provides that we purchase a minimum number of raw material units each calendar year through December 2003.  Under the terms of the agreement, we are required to compensate Snia S.p.A. Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We have not met the minimum purchase requirements for the past three calendar years.  In addition, we do not believe we will meet the minimum purchase requirement for calendar year 2003.  As a result, we expensed $33,935 in the quarter ended July 31, 2003, and $17,050 in the quarter ended July 31, 2002, related to these purchase shortfalls.  These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Snia S.p.A. Carbomedics.

UROPACE.  In July 1995, we established a wholly owned subsidiary, UROPACE, Inc., to commercialize technology for treating female urinary incontinence.  On November 1, 2000, we completed the spin-off of UROPACE to our existing shareholders.  The separation was effected by transferring from our company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Our shareholders of record on September 15, 2000 received one share of common stock of UROPACE for each 6.882 shares of our common stock they held on that date.  The assets transferred to UROPACE had no book value at November 1, 2000, and the operations of UROPACE before the spin-off had no revenues and minimal expenses during fiscal year 2000 and fiscal year 2001.  As a part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note and interest is paid in full.  At July 31, 2003, we had loaned UROPACE $235,000, none of which had been repaid.  Due to the development stage of UROPACE and the uncertainty associated with the collection of these borrowings, we have recorded an allowance for the entire balance of the loan, with the corresponding expense included in other (expense) income in the Consolidated Statement of Operations.

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

Consulting.  We entered into an employment separation agreement with an officer in late 2002, which provides for consulting services through calendar 2003.

Short-Term Debt with Related Parties.  We entered into an agreement with PKM and another shareholder in early July to provide $2.0 million of bridge financing.  We previously established a line of credit in January 2003 with PKM.  As noted above, PKM is an entity controlled by a principal shareholder, who also serves on our board of directors.

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Snia S.p.A. Carbomedics	$153,972	$153,972	$	$
UROPACE Loan	121,250	121,250
Related Party Lease Obligation(1)	4,060,588	412,584	835,968	2,812,036
Capital Leases(1)	28,870	28,870
Clinical Studies	410,380	137,762	192,247	80,371
Consulting	43,270	43,270
Short-Term Debt with Related Party	2,708,061	2,708,061
TOTAL CONTRACTUAL OBLIGATIONS	$7,526,391	$3,605,769	$1,028,215	$2,892,407

(1)                                  Future payments include interest due.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  The new statement addresses the accounting for costs associated with exit or disposal activities.  The provisions of the statement were effective for disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have an impact on the Company’s financial position or results of operations.  The Company has had no exit or disposal activities subsequent to December 31, 2002.

The Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in the third quarter of fiscal year 2003.  The disclosure provisions of the interpretation are effective for the Company’s financial statements for the third quarter of fiscal year 2003.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The implementation of this accounting pronouncement did not have an effect on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 requires certain variable interest entities (VIEs), to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003.  For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company currently has no contractual relationship or other business relationship with a VIE and therefore the adoption of FIN No. 46 did not have an effect on its consolidated financial position, results of operations or cash flows.

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

Subsequent Event

On September 2, 2003, we signed an agreement with LightWave Ablation Systems, Inc. to purchase technology for the treatment of atrial fibrillation.  This acquisition is consistent with our strategy to diversify our product offering.

ITEM 3        CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

PART II   OTHER INFORMATION

ITEM 1        Legal Proceedings

As of September 15, 2003, we were not a party to any material litigation.

ITEM 2        Changes in Securities

(c)                                  Sales of Unregistered Securities

On July 8, 2003, we completed a $2.0 million bridge financing transaction, resulting in net proceeds of approximately $1.87 million.

Under the terms of the financing, we established a one-year $1.0 million discretionary line of credit with PKM.  The line, which requires the payment of interest at a rate of 10 percent per year, matures on May 27, 2004, and is collateralized by substantially all of our assets.   As additional consideration for the financing, we agreed to issue PKM ten-year warrants for the purchase of up to 380,357 shares of our common stock at an exercise price of $0.70 per share with terms and conditions that include weighted-average anti-dilution rights.  Of such securities, warrants for the purchase of 320,178 shares expire on July 8, 2013, and warrants for the purchase of 60,179 shares expire on August 20, 2013.  We also agreed to modify certain terms of the warrants issued to PKM in connection with a credit facility extended by PKM in January 2003, to conform to the terms of the warrants issued as part of this bridge debt financing.

In a simultaneous transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser pursuant to a one-year subordinated note with an interest rate of 10 percent per year. Pursuant to an intercreditor agreement with PKM, the loan is collateralized by substantially all of our assets.  The lender was issued ten-year warrants for the purchase of 380,357 shares of our common stock on terms comparable to the PKM warrants described above.  As a result of the transaction, Mr. Hauser became the beneficial owner of approximately 10.3 percent of our securities.

Effective July 15, 2003, we issued 50,522 shares of common stock to Tower Finance, Ltd., a financial advisory firm, in conjunction with Tower's agreement to provide consulting services.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and the certificates representing such securities contains restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act.  In addition, the recipients of such securities received material information concerning our company, including, but not limited to, our reports on Form 10-KSB and Form 10-QSB, as filed with the Securities and Exchange Commission.  Other than a 6.5 percent placement fee paid to PKM and Mr. Hauser, no underwriting commissions or discounts were paid with respect to the issuances of such securities.

ITEM 3        Defaults upon Senior Securities

Not applicable.

ITEM 4        Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5        Other Information

Not applicable.

ITEM 6        Exhibits and Reports on Form 8-K

(a)                                  Exhibits

None.

(b)                                 Reports on Form 8-K

The registrant filed two current reports on Form 8-K during the quarter ended July 31, 2003:

One current report on Form 8-K relating to financial results for the fiscal year ended April 30, 2003, furnished on June 12, 2003.

One current report on Form 8-K relating to the completion of $2.0 million of bridge debt financing transactions with private investors, filed on July 14, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: September 15, 2003	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Loan Agreement by and between Peter L. Hauser and MedicalCV, Inc., dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).
10.2	$1.0 Million Subordinated Note issued by MedicalCV, Inc. (Maker) to Peter Ludwig Hauser (Payee), dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).
10.3

Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by MedicalCV, Inc., dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).

10.4

May Security Agreement in favor of PKM Properties, LLC and Peter L. Hauser, securing property of MedicalCV, Inc., dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).

10.5

Warrant Agreement to purchase 380,357 shares of common stock issued by MedicalCV, Inc. to Peter Ludwig Hauser, dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).

10.6	May Discretionary Credit Agreement by and between MedicalCV, Inc. and PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).
10.7	May Discretionary Credit Note issued by MedicalCV, Inc. (Maker) to PKM Properties, LLC (Payee), dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).
10.8	Amendment to Warrants by and between MedicalCV, Inc. and PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).
10.9

Warrant Agreement to purchase 320,178 shares of common stock issued by MedicalCV, Inc. to PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.