Form 10QSB
period 2003-10-31
MEDICALCV INC
filed 2003-12-15
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-33295

MEDICALCV, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9725 South Robert Trail

Inver Grove Heights, Minnesota 55077

(651) 452-3000

(Address of Principal Executive Offices and Issuer’s
Telephone Number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of December 15, 2003, the issuer had outstanding 7,995,070 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format (check one)  ☐ Yes  ☒ No

PART I

ITEM 1   FINANCIAL STATEMENTS

MEDICALCV, INC.

Consolidated Balance Sheet

	October 31, 2003	April 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,221	$184,227
Trade and accounts receivable, net	1,280,589	1,472,995
Inventories	2,758,704	2,782,613
Prepaid expenses and other assets	149,827	183,856
Total current assets	4,264,341	4,623,691

Property, plant and equipment, net	1,210,934	1,368,240
Deferred financing costs, net	150,705	62,989
Total assets	$5,625,980	$6,054,920

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt with related parties	$2,511,570	$943,333
Current portion of related party lease obligations	284,257	273,843
Current portion of capital lease obligations	14,990	42,069
Accounts payable	1,086,534	895,405
Accrued expenses	294,024	813,539
Total current liabilities	4,191,375	2,968,189

Related party lease obligations, less current portion	3,312,233	3,472,661
Total liabilities	7,503,608	6,440,850

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 7,995,070 and 7,843,834 shares issued and outstanding, respectively	79,950	78,438
Additional paid-in capital	17,485,687	16,613,337
Deferred stock-based compensation	(3,297)	(4,610)
Accumulated deficit	(19,439,968)	(17,073,095)
Total shareholders’ deficit	(1,877,628)	(385,930)
Total liabilities and shareholders’ deficit	$5,625,980	$6,054,920

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net sales	$887,225	$425,769	$1,981,804	$1,244,101
Cost of goods sold	426,189	391,657	923,292	869,526
Gross profit	461,036	34,112	1,058,512	374,575
Operating expenses:
Sales and marketing	584,967	653,263	1,380,055	1,408,850
General and administrative	624,142	553,778	1,181,065	1,091,369
Engineering and regulatory	200,688	300,554	404,682	501,671
Total operating expenses	1,409,797	1,507,595	2,965,802	3,001,890
Loss from operations	(948,761)	(1,473,483)	(1,907,290)	(2,627,315)
Other (expense) income:
Interest expense	(303,009)	(38,643)	(459,255)	(77,623)
Interest income		1,642	4,993	12,661
Other (expense) income	5,860	10,157	(5,321)	26,084
Total other expense	(297,149)	(26,844)	(459,583)	(38,878)

Net loss	$(1,245,910)	$(1,500,327)	$(2,366,873)	$(2,666,193)
Basic and diluted net loss per share	$(.16)	$(.19)	$(.30)	$(.33)

Shares used in computing basic and diluted net loss per share	7,906,825	7,843,834	7,915,306	7,843,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,366,873)	$(2,666,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	158,689	174,806
Provision for doubtful accounts	(15,951)	80,793
Return of inventory		(92,000)
Provision for inventory obsolescence		116,028
Warrant expense related to purchase of technology		12,361
Stock-based compensation	150,108	10,980
Interest expense related to issued warrants and amortization of loan origination costs	338,840	63,944
Changes in assets and liabilities:
Accounts receivable	208,357	211,978
Inventories	23,909	(486,559)
Prepaid expenses and other assets	34,029	(62,880)
Accounts payable	191,129	163,647
Accrued expenses	(519,515)	60,657
Deferred financing costs	(139,083)
Net cash used in operating activities	(1,936,361)	(2,412,438)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,383)	(97,768)
Net cash used in investing activities	(1,383)	(97,768)

Cash flows from financing activities:
Borrowings from related party	2,000,000
Principal payments on other long-term debt		(27,635)
Issuance of common shares	60,000
Principal payments under capital lease obligations	(27,079)	(33,802)
Related party lease obligations	(204,183)
Net cash provided by (used in) financing activities	1,828,738	(61,437)

Net decrease in cash and cash equivalents	(109,006)	(2,571,643)
Cash and cash equivalents at beginning of year	184,227	2,781,675
Cash and cash equivalents at end of period	$75,221	$210,032

Non-cash investing and financing activities
Discount on convertible subordinated bridge notes related to warrants granted in connection with the notes	(665,067)

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

The consolidated balance sheet as of October 31, 2003, the consolidated statement of operations for the three and six months ended October 31, 2003 and 2002, and the consolidated statement of cash flows for the six months ended October 31, 2003 and 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2004.

Certain amounts previously reported have been reclassified to conform to their October 31, 2003, presentation.  These reclassifications had no effect on net loss, cash flow or shareholders’ equity as previously reported.

(2)           Going Concern

The Company’s consolidated financial statements for the quarter ended October 31, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At October 31, 2003, the Company had an accumulated deficit of $19,439,968 and has insufficient funds to finance its working capital and capital expenditure needs. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently seeking other sources of financing to fund its operations and working capital requirements.  If the Company is unable to obtain sources of additional funds beginning in January 2004, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For Quarters Ended October 31,
	2003	2002
Net loss reported	$(1,245,910)	$(1,500,327)
Add: Stock-based employee compensation expense included in operating results, as reported	48,718	—
Less: Pro forma stock based employee compensation cost	(143,912)	(147,071)

Net loss - pro forma	(1,341,104)	(1,647,398)

Net loss per common share - basic and diluted
As reported	(.16)	(.19)
Pro forma	(.17)	(.21)

(4)           Net Loss Per Share

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three and six-month periods ended October 31, 2003 and 2002, since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants aggregating 5,207,314 and 3,616,390 shares of the Company’s common stock at October 31, 2003 and 2002, respectively.

(5)           Inventories

	October 31, 2003	April 30, 2003
	(unaudited)
Raw materials	$310,033	$377,961
Work-in-process	744,593	529,668
Finished goods	1,704,078	1,874,984
	$2,758,704	$2,782,613

(6)           Short-term Debt

On July 8, 2003, the Company issued $1.0 million of term debt to PKM Properties, LLC (“PKM”), an entity controlled by a principal shareholder, who also serves on the Company’s Board of Directors.  The Company borrowed $764,728 under this bridge financing during the first quarter and borrowed the final draw of $235,272 on August 20, 2003.  The debt, which is collateralized by substantially all of the Company’s assets, bears interest at a rate of 10.0 percent per year and is due on May 27, 2004.  In connection with the debt, the Company also issued a warrant to PKM with a ten-year term to purchase 320,178 shares of the Company’s common stock at an exercise price of $0.70 per share.  The Company issued a warrant to purchase an additional 60,179 shares of the Company’s common stock on the same terms in conjunction with the final draw on August 20, 2003.  In addition, on July 8, 2003, the Company agreed to extend the term of 700,000 previously issued warrants from five years to ten years.  The allocated fair value of the warrants issued prior to July 31, 2003, and the incremental value of the existing warrants was $383,361, and was accounted for as a discount on the borrowings under the bridge debt.  This discount, which is presented as a reduction of the face value of the debt on the consolidated balance sheet, is being amortized as interest expense over the eleven-month term of the debt.  As of October 31, 2003, the unamortized balance of the discount was $243,957.  In addition, the Company incurred direct financing costs of $65,000, which are included in other assets and are being amortized as expenses over the eleven-month term of the debt.  In November 2003, the Company negotiated an increase in this debt to $1.5 million.  See Note 8 Subsequent Events.

On July 8, 2003, the Company also issued $1.0 million of term debt to Peter L. Hauser (“Hauser”), a principal shareholder.  The Company borrowed $1.0 million under this bridge financing during the quarter ended July 31, 2003.  The debt, which is collateralized by substantially all of our assets pursuant to our intercreditor agreement with PKM, bears interest at a rate of 10.0 percent per year and is due on June 30, 2004.  In connection with the term debt, the Company also issued a warrant with a ten-year term to purchase 380,357 shares of the Company’s common stock at an exercise price of $0.70 per share.  The allocated fair value of the newly issued warrant was $281,706 and is accounted for as a discount on the borrowings under the bridge debt.  This discount, which is presented as a reduction of the face value of the debt on the consolidated balance sheet is being amortized as interest expense over the twelve-month term of the debt.  As of October 31, 2003, the unamortized balance of the discount was $187,806.  In addition, the Company incurred direct financing costs of $71,772, which are included in other assets and are being amortized as expenses over the twelve-month term of the debt.

In October 2003, the Company amended the discretionary line of credit with PKM established in January 2003 to extend the maturity date to May 27, 2004, and increase the interest rate to 10 percent.  As of October 31, 2003, the Company had borrowed $943,333 under this line of credit.

(7)           Segment Information

The Company views its operations and manages its business as one segment, the manufacturing and marketing of cardiothoracic surgery devices.  Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by chief operating decision maker.

The following table summarizes net sales by geographic area:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Europe	$466,871	$239,244	$1,068,591	$683,407
South Asia	121,600	99,190	198,400	223,290
Middle East	133,307	74,000	312,611	248,667
Far East	0	(25,125)	53,180	17,702
United States	106,100	37,950	286,800	63,050
Other	59,347	510	62,222	7,985

TOTALS	$887,225	$425,769	$1,981,804	$1,244,101

(8)           Airial Fibrillation Technology Purchase Agreement

The Company entered into an agreement with LightWave Ablation Systems, Inc. (LightWave) in September 2003 to purchase technology for the treatment of atrial fibrillation. The Company issued 15,000 shares of common stock and made an initial payment of $10,000 to LightWave Ablation Systems, Inc. for the worldwide distribution rights for the technology to treat atrial fibrillation. Pursuant to terms of the agreement, additional cash payments may be made and warrants to purchase shares of the Company's common stock may be issued to LightWave in the event that LightWave meets certain development and marketing milestones, including obtaining a CE Mark, completion of a FDA 510(k) filing and the company meeting certain revenue milestones.

(9)           Subsequent Events

In November 2003, the Company amended the one-year $1.0 million term debt with PKM initiated on July 3, 2003, to provide for an additional $500,000 of borrowing under the same terms as the July 8, 2003 financing.  The Company issued, as additional consideration, ten-year warrants to purchase up to 77,381 shares of common stock at an exercise price of $1.68 per share with terms and conditions that include weighted-average anti-dilution rights.

In November 2003, the Company also entered into a loan agreement and borrowed $500,000 from Draft Co., an unrelated third party, pursuant to a note maturing June 30, 2004, which bears interest at an annual rate of 10.0 percent.  Pursuant to a restated intercreditor agreement among PKM, Hauser, and Draft, the loan is collateralized by substantially all of the Company’s assets.  The lender was issued warrants to purchase 90,909 shares of common stock at an exercise price of $1.43 per share with other terms comparable to the PKM warrants described above.

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

Overview

We are a cardiothoracic surgery device manufacturer.  Our primary products are mechanical heart valves known as the Omnicarbon® Series 3000 and Series 4000, which we manufacture and market.  Our heart valves are used to treat heart failure caused by the aging process, heart diseases, prosthetic heart valve failure and congenital defects.  To date, we have distributed the Omnicarbon 3000 and 4000 heart valves primarily in Europe, South Asia, the Middle East and the Far East.  In fiscal year 2003, we derived 62 percent of our net sales from Europe.  As an innovator of heart valve technology, we have more than 33 years of experience in developing, manufacturing and marketing five generations of heart valves, and we have sold approximately 141,000 heart valves worldwide.

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

In September 2003, we entered into an agreement with LightWave Ablation Systems, Inc. to purchase technology for the treatment of atrial fibrillation.  We believe this technology adds an important growth platform to our portfolio of products for the cardiothoracic surgeon.

Periods Ended October 31, 2003 and 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.0	92.0%	46.6%	69.9%

Gross profit	52.0%	8.0%	53.4%	30.1%

Operating expenses:

Sales and marketing	65.9%	153.4%	69.7%	113.3%
General and administrative	70.3%	130.1%	59.6%	87.7%
Engineering and regulatory	22.6%	70.6%	20.4%	40.3%

Total operating expenses	158.9%	354.1%	149.7%	241.3%

Loss from operations	(106.9)%	(346.1)%	(96.2)%	(211.2)%

Other income (expense):

Interest expense	(34.2)%	(9.1)%	(23.2)%	(6.2)%
Interest income	—%	0.4%	0.3%	1.0%
Other income	0.7%	2.4%	(0.3)%	2.1%

Total other expense	(33.5)%	(6.3)%	(23.2)%	(3.1)%

Net loss	(140.4)%	(352.4)%	(119.4)%	(214.3)%

Critical Accounting Policies

For discussion of critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003.

Results of Operations

Net Sales.  Net sales in the second quarter of fiscal year 2004 increased to $887,225 from $425,769 in the second quarter of the prior year.  Net sales in the six-month period ended October 31, 2003, increased to $1,981,804 from $1,244,101 in the same period one year ago.  The increases were attributable primarily to higher Omnicarbon unit sales in Europe, the Middle East and the U.S.

In the first six months of fiscal years 2004 and 2003, the vast majority of our sales were denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not resulted in significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in Japanese yen, and one European customer, which pays in euros.  We recognize that a strong U.S. dollar can adversely affect unit sales payable in currencies other than U.S. dollars for our foreign distributors.

Gross Profit.  Gross profit as a percentage of net sales increased to 52.0 percent in the second quarter of fiscal 2004 from 8.0 percent in the second quarter of the prior year.  Fiscal year-to-date gross profit margins in 2004 were 53.4 percent compared to 30.1 percent in the same period last fiscal year.  Gross profit margins in the current quarter and year-to-date periods were positively impacted by lower fixed costs per unit on higher sales volume, a favorable sales mix in international markets due to a higher proportion of sales being generated in countries where prices charged are higher, and higher gross margin sales in the U.S.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the second quarter of fiscal year 2004 were $584,967 or 65.9 percent of net sales compared to $653,263 or 153.4 percent of net sales in the second quarter of the prior year.  For the six-month period ended October 31, 2003, sales and marketing expenses totaled $1,380,055 or 69.7 percent of net sales, compared to $1,408,850 or 113.3 percent of net sales in the same period last fiscal year.  The decrease in spending related to a more focused Omnicarbon marketing effort in the U.S. and international markets.  We believe we can establish a competitive position in the U.S. and leverage this position into other areas of cardiothoracic surgery.  Our overall marketing strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the second quarter of fiscal year 2004 were $624,142 or 70.3 percent of net sales, compared to $553,778 or 130.1 percent of net sales in the same period one year ago.  For the six-month period ended October 31, 2003, general and administrative expenses totaled $1,181,065 or 59.6 percent of net sales, compared to $1,091,369 or 87.7 percent of net sales in the same period last year.  The increases for the quarter and year-to-date periods were primarily attributable to certain non-cash stock-based incentives associated with strengthening the executive management staff and board of directors.

Engineering and Regulatory.  Engineering and regulatory expenses for the second quarter of fiscal year 2004 were $200,688 or 22.6 percent of net sales compared to $300,554 or 70.6 percent of net sales in the second quarter of the prior fiscal year.  For the six-month period ended October 31, 2003, engineering and regulatory expenses totaled $404,682 or 20.4 percent, compared to $501,671 or 40.3 percent of net sales in the same period last year.  The second quarter of last fiscal year included non-recurring expenses associated with the purchase and development of the Northrup Universal Heart Valve Repair System™ and IMA Access™ Retractor Device.

Other (Expense) Income.  Interest expense totaled $303,009 in the quarter ended October 31, 2003, compared to $38,643 in the second quarter of the prior fiscal year.  Fiscal year-to-date interest expense was $459,255, compared to $77,623 in the same period one year ago.  The increases in interest expense in the second quarter and year-to-date periods were attributed to higher financing costs associated with the additional short-term debt obtained in fiscal 2004 and the related-party property sale leaseback.

Income Tax Provision.  In light of our recent history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through the second quarter of fiscal year 2004 due to the current uncertainty about generating the future taxable income necessary to realize our deferred tax assets.

Loss from Operations.  As of October 31, 2003, we had an accumulated deficit of $19,439,968.  We have incurred losses in each of the last six fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our Omnicarbon 3000 heart valve in the U.S.  Our strategy has been to invest in technology to better position ourselves competitively once FDA premarket approval was obtained.  We expect to continue to generate operating  losses into fiscal year 2005 because of anticipated spending necessary to market the Omnicarbon 3000 heart valve in the U.S., to establish and maintain a strong marketing organization for domestic and foreign markets and our continuing investment in research and development.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $75,221 at October 31, 2003, from $184,227 at April 30, 2003.  This decrease in cash and cash equivalents of $109,006 was due to the following:

Net cash used in operating activities	$(1,936,361)
Net cash used in investing activities	(1,383)
Net cash provided by financing activities	1,828,738
Net decrease	$(109,006)

Net cash used in operating activities decreased $476,077 to $1,936,361 in the six-month period ended October 31, 2003, from $2,412,438 in the six-month period ended October 31, 2002.  The use of cash in operations in the six-month periods of both fiscal years 2004 and 2003 was primarily due to net losses of $2,366,873 and $2,666,193, respectively.  The decrease in the use of cash in operations in fiscal year 2004 relative to fiscal year 2003 was due principally to an increase in accrued expenses and amortization combined with a decrease in inventories.  The increase in accrued expenses was a function of the timing of when we paid certain costs.  The decrease in inventories in fiscal year 2004 reflected the results of our concerted efforts to more closely control our inventory levels combined with lower manufacturing costs.

Net cash used in investing activities was $1,383 in the six-month period ended October 31, 2003.  Net cash used in investing activities was $97,768 in the six-month period ended October 31, 2002. In both periods, the cash was used for capital expenditures. Management anticipates total capital expenditures in fiscal 2004 to be no greater than $200,000.

Net cash provided by financing activities was $1,828,738 in the quarter ended October 31, 2003, and consisted of short-term borrowings from related parties of $2.0 million, partially offset by principal payments of $27,079, and $204,183 of payments on related-party lease obligations.  In the six-month period ended October 31, 2002, net cash used in financing activities was $61,437 and related entirely to principal payments on debt and capital lease obligations.

Throughout fiscal year 2003 and in the first six months of fiscal year 2004, we entered into a number of financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  These financing activities consisted of the following:

In December 2002, we received a $60,000 unsecured advance from an executive officer.  Principal and interest on this advance was repaid in April 2003.

In January 2003, we established a line of credit with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller.  Mr. Miller is a member of our board of directors and is our largest beneficial owner of securities.  The line of credit, as amended, bears interest at 10.0 percent.  The line of credit is currently collateralized by a security interest in substantially all of our assets.  This line of credit was amended and matures on May 27, 2004.  In connection with the line of credit, we also issued a warrant to PKM, originally with a five-year term, to purchase 350,000 shares of our common stock at an exercise price of $0.596 per share.  The allocated fair value of the warrants was $128,995.  This discount was completely amortized to interest expense as of July 31, 2003.  The amount outstanding under this short-term debt with related party at October 31, 2003 was $943,333.

On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota to PKM.  In connection with the transaction, we received total consideration of $3.84 million consisting of (i) $1.0 million in cash, (ii) PKM’s assumption of our $2.5 million outstanding indebtedness to Associated Bank which eliminated our indebtedness to Associated Bank, and (iii) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.  We relied on a fair market value appraisal of the property in determining the amount of such consideration.   Also in connection with the transaction, we issued a warrant to PKM, originally with a five-year term, to purchase 350,000 shares of our common stock at an exercise price of $0.625 per share.  These warrants had an allocated fair value of $89,602.

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

Due to our continued involvement with the property, including the ability to buy back the property at a future date, the transaction is accounted for as a financing of the property sold and leased back.  Accordingly, the net book value of the facility and land sold to PKM with a net book value of $759,146 continues to be presented as part of our property, plant and equipment balance.  The related party lease obligation of $3,596,490 at October 31, 2003, represents the minimum amounts due PKM for the initial ten-year term discounted at 4.4 percent and additional payments to be paid to PKM for the Dakota Electric Association and Dakota County obligations assumed by PKM.

On July 8, 2003, under the terms of a bridge financing transaction, we established a one-year $1.0 million of term debt with PKM.  The line, which requires the payment of interest at a rate of 10.0 percent per year, matures on May 27, 2004, and is collateralized by substantially all of our assets.   As additional consideration for the financing, we issued to PKM  ten-year warrants for the purchase of 380,357 shares of our common stock at an exercise price of $0.70 per share with terms and conditions that include weighted-average anti-dilution rights.  We agreed to extend the term of 700,000 previously issued warrants from five years to ten years.  The allocated fair value of the warrants issued prior to July 31, 2003, and the incremental value of the existing warrants was $383,361, and was accounted for as a discount on the borrowings under the bridge debt.  This discount, which is presented as a reduction of the face value of the debt on the consolidated balance sheet, is being amortized as interest expense over the eleven-month term of the debt.  We also agreed to modify these warrants to conform to the terms of the warrants issued as part of this bridge debt financing.

In a simultaneous transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser (“Hauser”) pursuant to a one-year subordinated note with an interest rate of 10 percent per year. Pursuant to an intercreditor agreement with PKM, the loan is collateralized by substantially all of our assets.  We issued to Hauser ten-year warrants for the purchase of 380,357 shares of our common stock on terms comparable to the PKM warrants described above.  As a result of the transaction, Hauser became the beneficial owner of approximately 10.3 percent of our securities.

In November 2003, we amended the one-year $1.0 million term debt with PKM initiated on July 8, 2003, to provide for an additional $500,000 of borrowing under the same terms.  We issued, as additional consideration, a ten-year warrant to purchase 77,381 shares of our common stock at an exercise price of $1.68 per share with terms and conditions that include weighted-average anti-dilution rights.

In November 2003, we also entered into a loan agreement and borrowed $500,000 from Draft Co. (“Draft”), an unrelated third party, pursuant to a note maturing June 30, 2004, which bears interest at a rate of 10 percent per year. The loan is collateralized by substantially all of our assets pursuant to a restated intercreditor agreement among PKM, Hauser and Draft.  We issued to Draft a warrant to purchase 90,909 shares of our common stock at an exercise price of $1.43 per share with terms and conditions comparable to the PKM warrants described above.

We expect that our operating losses and negative operating cash flow will continue into fiscal year 2005 as we continue increasing our corporate staff to support the development and launch of our atrial fibrillation and heart valve repair products, and add marketing programs domestically and internationally to build awareness of and create demand for our Omnicarbon heart valves. We anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon the speed at which we are able to expand our distribution capability in domestic and international markets and the availability of financing.

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

Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing early in calendar year 2004.  We are currently seeking to raise between $3,000,000 and $5,000,000 of additional equity or debt financing to fund our operations and working capital requirements for the next 9 to 12 months.  We also anticipate that we will need to raise approximately $8 million of additional capital later in calendar 2004.  We expect to face substantial difficulty in raising funds in the current market environment, we have no commitments at this time to provide the required financing, and, we cannot provide any assurance that such additional financing will be available on terms acceptable to us or at all.  In addition, we will need to obtain additional capital prior to the maturity of our debt with PKM on May 27, 2004, or otherwise extend or restructure this debt to continue operations.

The terms of any equity financing are expected to be highly dilutive to our existing security holders.  The delisting of our securities from the Nasdaq SmallCap Market that occurred in March 2003 will negatively affect our ability to raise capital.  If we are unable to obtain adequate financing on acceptable terms, we will be unable to continue operations.

Unless the level of U.S. market acceptance of our heart valves increases and the FDA approves our pyrolytic carbon process, we anticipate that we will continue to depend upon cash provided by financing activities to address our working capital requirements.  By broadening our portfolio of cardiothoracic surgery products, we hope to reduce our dependence on sales of heart valves and reduce our reliance upon financing transactions, which may not be available to us.  We cannot, however, assure you that our efforts to diversify our product offerings will:

be attainable;

be profitable;

reduce our reliance upon financing transactions; or

enable us to continue operations.

Commitments and Contingent Liabilities

Snia S.p.A. Carbomedics (formerly Sulzer Carbomedics).  In July 1998, we entered into a three-year supply agreement with Snia S.p.A. Carbomedics, the source of certain raw material components used in the manufacture of our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provides that we purchase a minimum number of raw material units each calendar year through December 2003.  Under the terms of the agreement, we are required to compensate Snia S.p.A. Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We have not met the minimum purchase requirements for the past three calendar years.  In addition, we do not believe we will meet the minimum purchase requirement for calendar year 2003.  As a result, we expensed $51,986 in the quarter ended October 31, 2003, and $13,074 in the quarter ended October 31, 2002, related to these purchase shortfalls.  For the first six months of fiscal year 2004, we expensed $85,981 compared to $30,124 during the first six months of fiscal year 2003.  These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Snia S.p.A. Carbomedics.

UROPACE.  In July 1995, we established a wholly owned subsidiary, UROPACE, Inc., to commercialize technology for treating female urinary incontinence.  On November 1, 2000, we completed the spin-off of UROPACE to our existing shareholders.  The separation was effected by transferring from our company to UROPACE all assets, tangible and intangible, relating to the development of female urinary incontinence technology.  Our shareholders of record on September 15, 2000, received one share of common stock of UROPACE for each 6.882 shares of our common stock they held on that date.  The assets transferred to UROPACE had no book value at November 1, 2000, and the operations of UROPACE before the spin-off had no revenues and minimal expenses during fiscal year 2000 and fiscal year 2001.  As a part of this spin-off, we agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note will be payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note and interest is paid in full.  At October 31, 2003, we had loaned UROPACE $235,000, none of which had been repaid.  Due to the development stage of UROPACE and the uncertainty associated with the collection of these borrowings, we established a reserve for the entire balance of the loan in the prior year. The corresponding expense was included in other (expense) income in the Consolidated Statement of Operations.

Related Party Lease Obligation.  On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota to PKM.  In connection with the transaction, we received total consideration of $3.84 million consisting of (i) $1.0 million in cash, (ii) PKM’s assumption of our $2.5 million outstanding indebtedness to Associated Bank which eliminated our indebtedness to Associated Bank, and (iii) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.

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

Clinical Studies.  We entered into agreements with several large non-U.S. hospitals to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreements run through fiscal year 2006.  In general, recipients of clinical study payments are required to purchase our products in order to complete their studies.

Consulting.  We entered into an employment separation agreement with an officer in late 2002, which provides for consulting services through calendar year 2003.  We also entered into an employment separation agreement with an officer in September 2003, which provides for consulting services through April 2004.

Short-Term Debt with Related Parties.  We entered into an agreement with PKM and another shareholder in early July to provide $2.0 million of bridge financing.  We previously established a line of credit in January 2003 with PKM.  As noted above, PKM is an entity controlled by a principal shareholder, who also serves on our board of directors.

Atrial Fibrillation Technology Purchase Agreement.  We entered into an agreement with LightWave Ablation Systems, Inc. (LightWave)  in September 2003 to purchase technology for the treatment of atrial fibrillation. We issued 15,000 shares of common stock and made an initial payment of $10,000 to LightWave Ablation Systems, Inc. for the worldwide distribution rights for the technology to treat atrial fibrillation. Pursuant to terms of the agreement, additional cash payments may be made and warrants to purchase shares of our common stock may be issued to LightWave in the event that LightWave meets  certain development and marketing milestones, including obtaining a CE Mark, completion of a FDA 510(k) filing and the company meeting certain revenue milestones.

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Snia S.p.A. Carbomedics	$153,972	$153,972	$	$
UROPACE Loan	121,250	121,250
Related Party Lease Obligation(1)	3,990,558	412,584	835,968	2,742,006
Capital Leases(1)	14,990	14,990
Clinical Studies	410,380	137,762	192,247	80,371
Consulting	49,039	49,039
Atrial Fibrillation Technology Purchase Agreement	30,000		30,000
Short-Term Debt with Related Party	2,943,333	2,943,333
TOTAL CONTRACTUAL OBLIGATIONS	$7,713,522	$3,832,930	$1,058,215	$2,822,377

(1)           Future payments include interest due.

Qualitative and Quantitative Disclosures about Market Risk

We develop our products in the U.S. and market our products globally.  Because we continue to derive our revenue primarily from sources outside of the U.S., our financial results could be affected by many factors, such as changes in currency exchange rates or weak economic conditions in foreign markets.  Substantially all of our sales are denominated in U.S. dollars.  A strengthening of the U.S. dollar could make our products less competitive in foreign markets.  We do not currently participate in any currency hedging activities to mitigate this risk.  We assess the need to use financial instruments to hedge our exchange rate exposure on an ongoing basis.  In addition, we continually evaluate selling prices and billing currencies to monitor our exchange rate exposure.  Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates.  Based on the current nature and levels of our investments and debt, however, we believe that we currently have no material market risk exposure.

Our general investing policy is to limit market and credit risk and the risk of principal loss.  All liquid investments with original maturities of three months or less are considered to be cash equivalents.

ITEM 3                   CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1   Legal Proceedings

As of December 15, 2003, we were not a party to any material litigation.

ITEM 2   Changes in Securities

(a)   Not applicable.

(b)   Not applicable.

(c)          On August 19, 2003, we granted to Lawrence L. Horsch, our Chairman of the Board, a ten-year non-qualified stock option for the purchase of 100,000 shares of our common stock at an exercise price of $0.70 per share. We granted this stock option to Mr. Horsch pursuant to the terms of a letter agreement dated August 19, 2003, under which Mr. Horsch became our Chairman of the Board.

On August 20, 2003, we issued to PKM Properties, LLC, an entity controlled by Paul K. Miller, a member of our board of directors and our largest beneficial owner of securities, a ten-year warrant to purchase 60,179 shares of our common stock at an exercise price of $0.70 per share.  We issued this warrant in consideration of our final draw under the one-year $1.0 million discretionary line of credit we established with PKM on July 8, 2003.

On September 29, 2003, we sold 85,714 shares of our common stock to Lawrence L. Horsch, our Chairman of the Board, at a purchase price of $0.70 per share.  We agreed to sell these shares to Mr. Horsch pursuant to the terms of a letter agreement dated August 19, 2003, under which Mr. Horsch became our Chairman of the Board.

On September 29, 2003, we issued 15,000 shares of our common stock to LightWave Ablation Systems, Inc. pursuant to the terms of a letter agreement dated April 22, 2003.  We issued these shares in partial consideration of our acquisition of a technology platform for the treatment of atrial fibrillation from such company.

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

(d)    Not applicable.

ITEM 3   Defaults upon Senior Securities

Not applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders was held on October 6, 2003.  Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

(1)   To elect seven directors for the ensuing year and until their successors shall be elected and duly qualified.

Name	For	Withhold Authority
Lawrence L. Horsch	4,449,962	0
Blair P. Mowery	4,449,962	0
Susan L. Critzer	4,449,962	0
David B. Kaysen	4,449,962	0
Salvador Mercé Cervelló	4,339,962	110,000
Adel A. Mikhail, Ph.D.	4,339,962	110,000
Paul K. Miller	4,339,962	110,000

(2)   To ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending April 30, 2004.

For	Against	Abstain	Non-Vote
4,339,962	110,000	0	0

ITEM 5   Other Information

Not applicable.

ITEM 6   Exhibits and Reports on Form 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

On September 11, 2003, the registrant furnished a Current Report on Form 8-K (under Item 12) regarding its release of material non-public information relating to its results of operations for the fiscal period ended July 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: December 15, 2003	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

Date: December 15, 2003	By	/s/ Jules L. Fisher
Jules L. Fisher
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Warrant Agreement to purchase 60,179 shares of common stock issued by MedicalCV, Inc. to PKM Properties, LLC, dated August 20, 2003.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.