Form 10KSB/A
period 2003-04-30
MEDICALCV INC
filed 2004-03-22
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-33295

MedicalCV, Inc.

(Name of Small Business Issuer in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

(Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer’s revenues for its most recent fiscal year were $2,578,063.

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

Explanatory Note

MedicalCV, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003, originally filed July 29, 2003 (the “Form 10-KSB”), solely to amend specific items of the Form 10-KSB to reflect changes in classification of certain items in the Company’s statement of operations for each of the two years in the period ended April 30, 2003.

The Company changed the classification of certain expenditures previously classified as sales and marketing expenses, to a reduction in net sales.  These expenditures consist of payments made to international distributors for assistance in marketing the Company's products that are required to be reported as a reduction in net sales pursuant to application of the Consensus for EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  The revision resulted in a reduction in net sales and sales and marketing expense, and a corresponding reduction in gross profit and total operating expense.

The Company also changed the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses for the year ended April 30, 2003.  The revision resulted in an increase to cost of goods sold, a reduction in gross profit and a reduction in general and administrative expenses for the year ended April 30, 2003.

  The financial statements for the fiscal years ended April 30, 2003 and 2002, have been restated to give effect to these changes in classification.  See note 17 of the Notes to Consolidated Financial Statements.  The changes in classification had no effect on the Company’s loss from operations or net loss, nor any effect on the consolidated balance sheet, statement of shareholders’ equity (deficit) or statement of cash flows.  This Amendment No. 1 amends only portions of the Form 10-KSB; the remainder of the Form 10-KSB is unchanged and is not reproduced in this Amendment No. 1.  This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-KSB.

This Amendment No. 1 contains changes to the following disclosures:

Part II – Item 6.	Management’s Discussion and Analysis or Plan of Operation

Part II – Item 7.	Financial Statements

Part II – Item 8A.	Controls and Procedures

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

Selected Financial Data

	Years ended April 30,
	2003 Restated (1)	2002 Restated (1)
Statement of Operations Data:
Net sales	$2,578,063	$2,536,868
Cost of goods sold	1,807,402	2,109,453
Gross profit	770,661	427,415
Total operating expenses	5,018,873	4,017,780
Net loss	(4,667,709)	(4,297,665)
Basic and diluted net loss per share	(.60)	(.62)
Weighted average number of shares outstanding	7,843,834	6,980,820

Balance Sheet Data:
Total current assets	$4,623,691	$6,441,819
Total current liabilities	2,968,189	3,683,594
Working capital	1,655,502	2,758,225
Total assets	6,054,920	8,091,226
Long-term debt and capital lease obligations, including current portion	3,788,573	2,983,906
Total shareholders’ equity (deficit)	(385,930)	4,026,040

Statement of Cash Flows Data:
Net cash used in operating activities	$(4,309,507)	$(3,186,805)
Cash and cash equivalents at end of year	184,227	2,781,675

General Data and Ratio:
Current ratio	1.6	1.7
Gross profit margin on net sales	29.9%	16.9%

(1) As described in Note 17 to the Consolidated Financial Statements, we restated our financial statements to change the classification of certain expenditures previously classified as sales and marketing expenses to a reduction in net sales and to change the classification of income from inventories returned from two former international distributors previously classified as a reduction of cost of goods sold to a reduction in general and administrative expenses.

Results of Operations

Restatement.  We have restated our financial statements  to reflect changes in classification of certain items in the Company’s Statement of Operations for each of the two years in the period ended April 30, 2003.

We have changed the classification of certain expenditures previously classified as sales and marketing expenses to a reduction in net sales. These expenditures consist of payments made to international distributors for assistance in marketing our products that are required to be reported as a reduction in net sales pursuant to application of the Consensus for EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. The financial statements for the years ended April 30, 2003 and 2002, have been restated to give effect to this change in classification.  The changes in these classifications decreased net sales, gross profit, sales and marketing expense and total operating expenses by corresponding amounts.

We have also changed the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses for year ended April 30, 2003.  The financial statements for the year ended April 30, 2003 have been restated to give effect to the change in classification.  The change in classification increased cost of goods sold, decreased gross profit and decreased general and administrative expenses by $92,000 for the year ended April 30, 2003.

The changes in classifications had no effect on our loss from operations or net loss, nor any effect on the consolidated balance sheet, statement of shareholders’ equity (deficit) or cash flows.  See Note 17 to the Consolidated Financial Statements.

Results of Operations for the Fiscal Years Ended April 30, 2003 and 2002

Net Sales.  Net sales in the year ended April 30, 2003, increased 1.6 percent to $2,578,063 from $2,536,868 in the prior year.  The increase was attributable to higher Omnicarbon unit sales in the U.S. and Middle East markets due to the increased sales focus and successful expansion of clinical sites in those markets.

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

Gross Profit.  Gross profit as a percentage of net sales increased to 29.9 percent in the year ended April 30, 2003, from 16.9 percent in the prior year.  The improvement in fiscal year 2003 gross profit margins was attributable primarily to reductions in Omnicarbon 4000 product costs combined with favorable mix due to unit sales growth in the U.S. market.  We have expended considerable resources in developing our new carbon manufacturing process technologies utilized in manufacturing the Omnicarbon 4000 heart valve, which is currently sold outside the U.S. market.  Gross profit margins in the prior year were unfavorably impacted by non-recurring costs associated with these development activities.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the year ended April 30, 2003, were $2,307,769 or 89.5 percent of net sales compared to $1,643,774 or 64.8 percent of net sales in the prior year.  The increase in spending in fiscal year 2003 related to expanded Omnicarbon marketing efforts in the U.S., and to a lesser extent, international markets. Our overall strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the year ended April 30, 2003, were $1,834,418 or 71.2 percent of net sales compared to $1,594,968 or 62.9 percent of net sales in the prior year.  The increase was primarily attributable to increased expenses associated with operating as a public company and salary and related expenses associated with strengthening the executive management staff.

Engineering and Regulatory.  Engineering and regulatory expenses for the year ended April 30, 2003, were $876,686 or 34.0 percent of net sales compared to $779,038 or 30.7 percent of net sales in the prior year.  The increase in fiscal year 2003 spending was primarily attributable to expenses associated with the purchase and development of the Northrup Universal

Heart Valve Repair System™ and the IMA Access™ Retractor device combined with costs related to the pursuit of FDA approval for our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 heart valve in the U.S.

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

•                                          we determine to acquire, license or develop additional technologies;

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

Risks related to our business

If we are unable to fund our significant capital needs, we may be required to cease operations.  Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing in the second quarter of fiscal year 2004.  We are currently seeking additional financing to fund our operations and working capital requirements.  We cannot provide any assurance, however, that such additional financing will be available on terms acceptable to us or at all.  We will need to obtain additional capital prior to the maturity date of our revolving line of credit with PKM Properties, LLC (“PKM”) on September 17, 2003, or otherwise extend or restructure this debt to continue operations.

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

One of our significant international distributors, Mercé V. Electromedicina, S.L., is an affiliate of our company.  During our fiscal year ended April 30, 2003, such affiliate made net purchases of product from our company equal to approximately 29.6 percent of our net sales.  Sales to this distributor accounted for approximately 30.0 percent of our accounts receivable at April 30, 2003.  During our fiscal year ended April 30, 2002, affiliates made net purchases of product from our company equal to approximately 47.0 percent of our net sales.  Obligations to us from our distributors are unsecured.  Distributors could fail to pay receivables or cease distributing our products at any time, thereby materially and adversely affecting our business, financial condition, operating results and cash flows.

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

As discussed in note 17 of the notes to consolidated financial statements, the Company has restated its consolidated statement of operations for each of the two years in the period ended April 30, 2003, to reflect a change in classification of certain marketing expenditures and to reflect a change in classification of income from inventories returned from two former international distributors.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 6, 2003, except as to Note 16 for which the date is July 8, 2003, and except as to Notes 4 and 17 for which the date is March 19, 2004

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

MedicalCV, Inc.

Consolidated Statement of Operations

	Year ended April 30,
	2003 Restated (Note 17)	2002 Restated (Note 17)

Net sales	$2,578,063	$2,536,868
Cost of goods sold	1,807,402	2,109,453

Gross profit	770,661	427,415

Operating expenses:
Sales and marketing	2,307,769	1,643,774
General and administrative	1,834,418	1,594,968
Engineering and regulatory	876,686	779,038

Total operating expenses	5,018,873	4,017,780

Loss from operations	(4,248,212)	(3,590,365)

Other (expense) income:
Interest expense	(467,315)	(463,388)
Interest income	12,705	47,414
Loss from early extinguishment of convertible subordinated bridge notes	—	(335,410)
Other income, net	35,113	44,084

Total other expense	(419,497)	(707,300)

Net loss	$(4,667,709)	$(4,297,665)

Basic and diluted net loss per share	$(.60)	$(.62)

Shares used in computing basic and diluted net loss per share	7,843,834	6,980,820

The accompanying notes are an integral part of these financial statements.

MedicalCV, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	(Accumulated Deficit)	Total
	Shares	Amount

Total, April 30, 2001	6,343,834	$63,438	$10,490,378	$(16,824)	$(8,107,721)	$2,429,271
Net loss					(4,297,665)	(4,297,665)
Common stock issued, net of issuance costs of $1,353,515	1,500,000	15,000	5,381,485			5,396,485
Warrants issued in connection with issuance of common stock			50			50
Amortization of stock-based compensation				7,762		7,762
Stock options issued to non-employees			69,844			69,844
Discount on convertible subordinated bridge notes			497,125			497,125
Warrants issued in connection with convertible subordinated bridge notes			500			500
Repurchase of beneficial conversion feature related to early extinguishment of convertible subordinated bridge notes			(77,332)			(77,332)
Total, April 30, 2002	7,843,834	78,438	16,362,050	(9,062)	(12,405,386)	4,026,040
Net loss					(4,667,709)	(4,667,709)
Amortization of stock-based compensation				4,452		4,452
Stock options issued to non-employees			20,329			20,329
Warrants issued in connection with sale-leaseback transaction			89,602			89,602
Warrants issued in connection with short-term debt with related party			128,995			128,995
Warrants issued in connection with technology purchase			12,361			12,361

Total, April 30, 2003	7,843,834	$78,438	$16,613,337	$(4,610)	$(17,073,095)	$(385,930)

The accompanying notes are an integral part of these financial statements.

MedicalCV, Inc.

Consolidated Statement of Cash Flows

	Year ended April 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,667,709)	$(4,297,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on early extinguishment of convertible subordinated bridge notes	—	335,410
Depreciation	335,873	290,049
Amortization of discount on convertible subordinated bridge notes	—	84,383
Provision for doubtful accounts, excluding return of inventory in 2003	47,132	133,360
Return of inventory	(92,000)
Provision for inventory obsolescence	—	37,584
Stock-based compensation	24,780	77,606
Warrants issued in connection with technology purchase	12,361	—
Interest expense associated with warrant grants and other costs	201,855	222,191
Changes in assets and liabilities:
Accounts receivable	(261,511)	(185,416)
Inventories	(368,078)	(188,084)
Prepaid expenses and other assets	(169,875)	48,361
Accounts payable	305,885	78,180
Accrued expenses	321,779	177,236

Net cash used in operating activities	(4,309,507)	(3,186,805)

Cash flows from investing activities:
Purchase of property, plant and equipment	(128,960)	(384,024)
Loan to UROPACE	—	(81,000)

Net cash used in investing activities	(128,960)	(465,024)

Cash flows from financing activities:
Borrowings on line of credit with related party	1,243,333	1,570,000
Borrowings on short-term debt with related party	60,000	—
Principal payments on short-term debt with related party	(360,000)
Principal payments on bank line of credit	—	(475,000)
Principal payments on other long-term debt	(42,460)	(42,464)
Proceeds from sale-leaseback transaction with related party, net	1,000,000	—
Borrowings on bridge loans, net	—	438,885
Principal payments on bridge loans	—	(500,000)
Principal payments under capital lease obligations	(59,854)	(66,929)
Issuance of common stock, net of issuance costs	—	5,396,485
Issuance of warrants	—	550

Net cash provided by financing activities	1,841,019	6,321,527

Net increase (decrease) in cash and cash equivalents	(2,597,448)	2,669,698

Cash and cash equivalents at beginning of year	2,781,675	111,977

Cash and cash equivalents at end of year	$184,227	$2,781,675

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$265,460	$241,197
Income taxes	250	1,256

Non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of property, plant, and equipment	—	34,796
Discount on convertible subordinated bridge notes related to warrants and beneficial conversion feature	—	497,125
Repurchase of beneficial conversion feature related to early extinguishment of convertible subordinated bridge notes	—	77,332
Warrants issued in connection with sale-leaseback transaction with related party	89,602	—
Payments/assumptions of debt made in connection with the related party lease (See note 6):
Assumption of line of credit obligation by purchaser	2,500,000	—
Assumption of Dakota Electric and Dakota County debt by purchaser	336,105	—

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the fiscal year 2003 presentation.  These reclassifications had no effect on net loss, cash flows or shareholders’ equity (deficit) as previously reported.

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

4.                                      Return of Inventory

During the quarter ended July 31, 2002, the Company obtained inventories from two former international distributors.  The heart valves were sold to these customers during fiscal year 2000 and the first half of fiscal year 2001.  Due to financial difficulties experienced by these distributors, the Company provided allowances for the remaining uncollected accounts receivable balances in fiscal years 2001 and 2002.  The Company did not anticipate the return of these products at the time the uncollectible accounts were established.  Upon obtaining title to the heart valves from these former distributors during the quarter ended July 31, 2002, the Company increased its inventories and recorded a recovery of  its prior provision for doubtful accounts which reduced its general and administrative costs for the year ended April 30, 2003 by $92,000 representing the cost of the returned inventories. As described in Note 17, the Company had previously reported the return of inventory as a reduction of cost of goods sold and has restated its financial statements for the year ended April 30, 2003 to change the classification to a reduction of general and administrative expenses.

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

10.                               Shareholders’ Equity (Deficit)

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

	For the Years Ended April 30,
	2003 Restated (Note 17)	2002 Restated (Note 17)

Europe	$1,471,015	$1,538,970
South Asia	414,455	488,940
Middle East	342,585	165,993
Far East	60,348	306,735
Other	289,660	36,230

Total	$2,578,063	$2,536,868

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

	2003 Restated (Note 17)	2002 Restated (Note 17)

Distributor #1 (related party)	$762,842	$1,194,960
Distributor #2	319,985	408,147
Distributor #3	347,085	265,210
Distributor #4	319,000	101,372

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

17.                               Restatement of Consolidated Statement of Operations

The Company has restated its financial statements to change the classification of marketing support expenditures, which had previously been reported as sales and marketing expense rather than a reduction in net sales pursuant to application of the Consensus for Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  The Company has made the appropriate modifications to the consolidated statement of operations to give effect to the change in classification of marketing support expenditures.  The effect of this change in classification is to decrease net sales, gross profit and sales and marketing expenses by corresponding amounts for all periods presented.

The Company has also restated its financial statements for the year ended April 30, 2003, to change the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses (see Note 4).  The Company has made the appropriate modifications to the consolidated statement of operations for the year ended April 30, 2003 to give effect to the change in classification of the value of the inventories returned from the two former international distributors.  The effect of this change in classification is to increase cost of goods sold, decrease gross profit and decrease general and administrative expenses by $92,000 for the year ended April 30, 2003.

The changes in classifications described in the above two paragraphs had no effect on the Company’s loss from operations or net loss, nor any effect on the Company’s consolidated balance sheet, statement of changes in stockholders’ equity (deficit) or statement of cash flows.  The table below summarizes the aggregate effect of theses changes in classifications.

	Fiscal Year Ended April 30,
	2003		2002
	As reported	As restated	As reported	As restated

Net sales	$3,135,041	$2,578,063	$2,982,198	$2,536,868
Cost of goods sold	1,715,402	1,807,402	n/a	n/a
Gross profit	1,419,639	770,661	872,745	427,415

Operating expenses:
Sales and marketing	2,864,747	2,307,769	2,089,104	1,643,774
General and administrative	1,926,418	1,834,418	n/a	n/a
Total operating expenses	5,667,851	5,018,873	4,463,110	4,017,780

n/a – not applicable

ITEM 8A                                               CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  In connection with its review of our financial statements for the quarter ended January 31, 2004, PricewaterhouseCoopers LLP informed our audit committee that there was a material weakness in our internal controls.  Specifically, PricewaterhouseCoopers LLP identified a significant deficiency in the design and operation of internal controls relating to documenting and reporting international distribution marketing expenditures and related reimbursement.  We initiated procedures and reporting to document and support customer marketing expenses to remedy this deficiency in the future.  Except for that deficiency, based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Inver Grove Heights, State of Minnesota, on March 22, 2004.

MedicalCV, Inc.

By	/s/ Blair P. Mowery
Blair P. Mowery
President, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Blair P. Mowery	President, Chief Executive Officer and	March 22, 2004
Blair P. Mowery	Director (Principal Executive Officer)

/s/ John H. Jungbauer	Chief Financial Officer (Principal	March 22, 2004
John H. Jungbauer	Accounting Officer and Principal Financial Officer)

/s/ Lawrence L. Horsch	Chairman of the Board	March 22, 2004
Lawrence L. Horsch

*	Director
Susan L. Critzer

*	Director
David B. Kaysen

*	Director
Salvador Mercé Cervelló

*	Director
Adel A. Mikhail, Ph.D.

*	Director
Paul K. Miller

* By /s/ Blair P. Mowery		March 22, 2004
Blair P. Mowery
Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.3	Form of Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.4	Specimen unit certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
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

21	Subsidiaries of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
23	Consent of Independent Auditors.
24	Power of Attorney.*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*                                         Previously filed.