Form 10QSB/A
period 2003-07-31
MEDICALCV INC
filed 2004-03-22
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

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

Explanatory Note

MedicalCV, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2003, originally filed September 15, 2003 (“Form 10-QSB”), solely to amend specific items of the Form 10-QSB to reflect changes in classification of certain items in the Company’s statement of operations.

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

The Company also changed the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses.  The revision resulted in an increase to cost of goods sold, a reduction in gross profit and a reduction in general and administrative expenses.

The financial statements for the three month periods ended July 31, 2003 and 2002, have been restated to give effect to these changes in classifications  See Note 11 to the Consolidated Financial Statements.  The changes in classification had no effect on the Company’s loss from operations or net loss, nor any effect on the consolidated balance sheet, statement of shareholders’ equity (deficit) or statement of cash flows.  This Amendment No. 1 amends only portions of the Form 10-QSB; the remainder of the Form 10-QSB is unchanged and is not reproduced in this Amendment No. 1.  This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-QSB.

This Amendment No. 1 contains changes to the following disclosures:

Part I – Item 1.  Consolidated Financial Statements (Unaudited)

Part I – Item 2.  Managements Discussion and Analysis or Plan of Operation

Part I – Item 3.  Controls and Procedures

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

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended July 31,
	2003 Restated (Note 11)	2002 Restated (Note 11)

Net sales	$900,229	$696,384
Cost of goods sold	497,103	569,869
Gross profit	403,126	126,515
Operating expenses:
Sales and marketing	600,738	633,639
General and administrative	556,923	445,591
Engineering and regulatory	203,994	201,117
Total operating expenses	1,361,655	1,372,347
Loss from operations	(958,529)	(1,280,347)
Other (expense) income:
Interest expense	(156,246)	(38,980)
Interest income	4,993	11,019
Other (expense) income	(11,181)	15,927
Total other expense	(162,434)	(12,034)

Net loss	$(1,120,963)	$(1,165,866)
Basic and diluted net loss per share	$(.14)	$(.15)

Shares used in computing basic and diluted net loss per share	7,894,356	7,843,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,120,963)	$(1,165,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,821	86,635
Provision for doubtful accounts, excluding return of inventory	5,960	74,424
Return of inventory		(92,000)
Provision for inventory obsolescence		55,564
Stock-based compensation	29,526	1,291
Interest expense associated with warrant grants and amortization of loan origination costs	114,895	31,972
Changes in assets and liabilities:
Accounts receivable	(162,382)	(169,906)
Inventories	71,600	(232,370)
Prepaid expenses and other assets	(142,283)	(94,182)
Accounts payable	(157,199)	(58,820)
Accrued expenses	(317,203)	33,500
Net cash used in operating activities	(1,598,228)	(1,529,758)

Cash flows from investing activities:
Purchase of property, plant and equipment		(84,593)
Net cash used in investing activities		(84,593)

Cash flows from financing activities:
Proceeds from short-term debt with related parties	1,764,728
Principal payments on other long-term debt		(16,783)
Principal payments under capital lease obligations	(13,199)	(21,796)
Principal payments under related party lease obligations	(134,738)
Net cash provided (used in) by financing activities	1,616,791	(38,579)

Net increase (decrease) in cash and cash equivalents	18,563	(1,652,930)
Cash and cash equivalents at beginning of year	184,227	2,781,675
Cash and cash equivalents at end of period	$202,790	$1,128,745

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

The consolidated balance sheet as of July 31, 2003, the consolidated statement of operations for the three months ended July 31, 2003 and 2002, and the consolidated statement of cash flows for the three months ended July 31, 2003 and 2002 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2004.  Certain amounts previously reported have been reclassified to conform to their July 31 2003, presentation.  These reclassifications had no effect on net loss, cash flow or shareholders’ (deficit) as previously reported.

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

For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For Quarters Ended July 31,
	2003	2002
Net loss reported	$(1,120,963)	$(1,165,866)
Less: Pro forma stock based employee compensation (cost) benefit	(64,269)	(73,535)

Net loss – pro forma	(1,185,232)	(1,239,401)

Net loss per common share – basic and diluted
As reported	(.14)	(.15)
Pro forma	(.15)	(.16)

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

The following table summarizes net sales by geographic area:

	Three Months Ended July 31,
	(unaudited)
	2003 Restated (Note 11)	2002 Restated (Note 11)
Europe	$446,870	$330,915
South Asia	76,800	124,100
Middle East	142,454	165,967
Far East	53,180	42,827
United States	180,700	25,100
Other	225	7,475
TOTALS	$900,229	$696,384

(9)                                 Return of Inventory

During the quarter ended July 31, 2002, the Company obtained inventories from two former international distributors.  The heart valves were sold to these customers during fiscal year 2000 and the first half of fiscal year

2001.  Due to financial difficulties experienced by these distributors, the Company provided allowances for the remaining uncollected accounts receivable balances in fiscal years 2001 and 2002.  The Company did not anticipate the return of these products at the time the uncollectible accounts were established.  Upon obtaining title to the heart valves from these former distributors during the quarter ended July 31, 2002, the Company increased its inventories and recorded a recovery of  its prior provision for doubtful accounts which reduced its general and administrative costs by $92,000 representing the cost of the returned inventories. As described in Note 11, the Company had previously reported the return of inventory as a reduction of cost of goods sold and has restated its financial statements for the three month period ended October 31, 2002 to change the classification to a reduction of general and administrative expenses.

(10)                          Subsequent Event

On September 2, 2003, the Company signed an agreement with LightWave Ablation Systems, Inc. to purchase technology for the treatment of atrial fibrillation.  This acquisition is consistent with the Company’s strategy to diversify its product offering.

(11)                          Restatement

The Company has restated its financial statements for the three-month periods ended July 31, 2003 and 2002, to change the classification of marketing support expenditures, which had previously been reported as sales and marketing expense rather than a reduction in net sales pursuant to application of the Consensus for Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  The effect of this change in classification is to decrease net sales, gross profit and sales and marketing expenses by corresponding amounts for all periods presented.

The Company has also restated its financial statements for the three-month period ended July 31, 2002 to change the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses (see Note 9).  The effect of this change in classification is to increase cost of goods sold, decrease gross profit and decrease general and administrative expenses by $92,000 for the three month period ended July 31, 2002.

The changes in classifications described in the above two paragraphs had no effect on the Company’s loss from operations or net loss, nor any effect on the Company’s consolidated balance sheet, statement of changes in stockholders’ equity (deficit) or statement of cash flows.  The table below summarizes the aggregate effect of theses changes in classifications.

	Three Months Ended July 31,
	2003		2002
	As reported	As restated	As reported	As restated

Net sales	$1,094,579	$900,229	$818,332	$696,384
Cost of goods sold	n/a	n/a	477,869	569,869
Gross profit	597,476	403,126	340,463	126,515

Operating expenses:
Sales and marketing	795,088	600,738	755,587	633,639
General and administrative	n/a	n/a	537,591	445,591
Total operating expenses	1,556,005	1,361,655	1,494,295	1,280,347

n/a – not applicable

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

We have restated our financial information to reflect changes in classification of certain items in the Company’s Statement of Operations for the three month periods ended July 31, 2003 and 2002.

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

We have also changed the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses.  The change in classification increased cost of goods sold, decreased gross profit and decreased general and administrative expenses by $92,000 for the three month period ended July 31, 2002.

The changes in classifications had no effect on our loss from operations or net loss, nor any effect on the consolidated balance sheet, statement of shareholders’ equity (deficit) or cash flows.  See Note 11 to the Consolidated Financial Statements.

Quarters Ended July 31, 2003 and 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended July 31,
	(unaudited)
	2003 Restated (1)	2002 Restated (1)
Net sales	100.0%	100.0%
Cost of goods sold	55.2%	81.8%

Gross profit	44.8%	18.2%

Operating expenses:

Sales and marketing	66.7%	91.0%
General and administrative	61.9%	64.0%
Engineering and regulatory	22.7%	28.9%

Total operating expenses	151.3%	183.9%

Loss from operations	(106.5)%	(165.7)%

Other (expense) income:
Interest expense	(17.4)%	(5.6)%
Interest income	0.6%	1.6%
Other income	(1.2)%	2.3%

Total other expense	(18.0% )	(1.7)%

Net loss	(124.5)%	(167.4)%

(1) — As described in Note 11 to our consolidated financial statements, we restated our financial statements for the three month periods ended July 31, 2003 and 2002 to change the classification of certain expenditures previously classified as sales and marketing expenses to a reduction in net sales and to change the classification of income from inventories returned from two former international distributors previously classified as a reduction of cost of goods sold to a reduction of general and administrative expenses.

Critical Accounting Policies

For discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003.

Results of Operations

Net Sales.  Net sales in the quarter ended July 31, 2003 increased 29.3 percent to $900,229 from $696,384 in the first quarter of the prior year.  The increase was attributable to higher Omnicarbon unit sales in key European markets and the U.S., with approximately half attributable to each geographic area.

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

Gross Profit.  Gross profit as a percentage of net sales increased to 44.8 percent in the quarter ended July 3 1, 2003, from 18.2 percent in the comparable period one year ago.  The improvement in fiscal year 2004 gross profit margin was attributable primarily to reductions in Omnicarbon 4000 product costs, which we sell in markets outside the U.S. and Japan, combined with favorable margin impacts due to unit sales growth in the U.S. market.  We have expended considerable resources in developing our new carbon manufacturing process technologies utilized in manufacturing the Omnicarbon 4000 heart valve.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.  However, there can be no assurance that the FDA will approve our proprietary manufacturing process.

Sales and Marketing.  Sales and marketing expenses in the quarter ended July 31, 2003, were $600,738 or 66.7 percent of net sales compared to $633,639 or 91.0 percent of net sales in the same period last fiscal year.  The decrease in fiscal year 2004 is primarily attributable to restructuring of the company’s sales and distribution organization..  Our overall strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the quarter ended July 31, 2003, were $556,923 or 61.9 percent of net sales compared to $445,591or 64% percent of net sales in the prior year.  The slight increase in spending in the current period related to fees paid for financial advisory services and higher professional service fees.

Engineering and Regulatory.  Engineering and regulatory expenses for the quarter ended July 31, 2003, were $203,994 or 22.7 percent of net sales compared to $201,117 or 28.9 percent of net sales in the prior year.  We anticipate increased spending in this area as initiatives move forward to develop and commercialize additional new products.

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

Liquidity and Capital Resources

Cash and cash equivalents increased slightly to $202,790 at July 3 1, 2003, from $184,227 at April 30, 2003.  This increase in cash and cash equivalents of $18,563, was due to the following:

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

MedicalCV, Inc.

Date: March 22, 2004	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

	By	/s/ John H. Jungbauer
John H. Jungbauer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Loan Agreement by and between Peter L. Hauser and MedicalCV, Inc., dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).
10.2	$1.0 Million Subordinated Note issued by MedicalCV, Inc. (Maker) to Peter Ludwig Hauser (Payee), dated July 1, 2003 (incorporated by reference to our current report on Form 8-K filed July 14, 2003).
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