Form 10QSB/A
period 2003-10-31
MEDICALCV INC
filed 2004-03-22
CIK 1144284

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

Explanatory Note

MedicalCV, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2003, originally filed December 15, 2003 (“Form 10-QSB”), solely to amend specific items of the Form 10-QSB to reflect changes in classification of certain items in the Company’s statement of operations.

The Company changed the classification of certain expenditures previously classified as sales and marketing expenses, to a reduction in net sales. These expenditures consist of payments made to international distributors for assistance in marketing the Company’s products that are required to be reported as a reduction in net sales pursuant to application of the Consensus for EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  The revision resulted in a reduction in net sales and sales and marketing expense, and a corresponding reduction in gross profit and total operating expense.

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

The financial statements for three and six month periods ended October 31, 2003 and 2002, have been restated to give effect to these changes in classification.  See Note 11 to the Consolidated Financial Statements.  The changes in classification had no effect on the Company’s loss from operations or net loss, nor any effect on the consolidated balance sheet, statement of shareholders’ equity (deficit) or statement of cash flows.  This Amendment No. 1 amends only portions of the Form 10-QSB; the remainder of the Form 10-QSB is unchanged and is not reproduced in this Amendment No. 1.  This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-QSB.

This Amendment No. 1 contains changes to the following disclosures:

Part I – Item 1.  Consolidated Financial Statements (Unaudited)

Part I – Item 2.  Managements Discussion and Analysis or Plan of Operation

Part I – Item 3.  Controls and Procedures

PART I

ITEM 1  FINANCIAL STATEMENTS

MEDICALCV, INC.

Consolidated Balance Sheet

	October 31, 2003	April 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,221	$184,227
Trade and accounts receivable, net	1,280,589	1,472,995
Inventories	2,758,704	2,782,613
Prepaid expenses and other assets	149,827	183,856
Total current assets	4,264,341	4,623,691

Property, plant and equipment, net	1,210,934	1,368,240
Deferred financing costs, net	150,705	62,989
Total assets	$5,625,980	$6,054,920

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt with related parties	$2,511,570	$943,333
Current portion of related party lease obligations	284,257	273,843
Current portion of capital lease obligations	14,990	42,069
Accounts payable	1,086,534	895,405
Accrued expenses	294,024	813,539
Total current liabilities	4,191,375	2,968,189

Related party lease obligations, less current portion	3,312,233	3,472,661
Total liabilities	7,503,608	6,440,850

Shareholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 7,995,070 and 7,843,834 shares issued and outstanding, respectively	79,950	78,438
Additional paid-in capital	17,485,687	16,613,337
Deferred stock-based compensation	(3,297)	(4,610)
Accumulated deficit	(19,439,968)	(17,073,095)
Total shareholders’ equity (deficit)	(1,877,628)	(385,930)
Total liabilities and shareholders’ equity (deficit)	$5,625,980	$6,054,920

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003 Restated (Note 11)	2002 Restated (Note 11)	2003 Restated (Note 11)	2002 Restated (Note 11)
Net sales	$807,532	$371,664	$1,707,761	$1,068,048
Cost of goods sold	426,189	391,657	923,292	961,526
Gross profit	381,343	(19,993)	784,469	106,522
Operating expenses:
Sales and marketing	505,274	599,158	1,106,012	1,232,797
General and administrative	624,142	553,778	1,181,065	999,369
Engineering and regulatory	200,688	300,554	404,682	501,671
Total operating expenses	1,330,104	1,453,490	2,691,759	2,733,837
Loss from operations	(948,761)	(1,473,483)	(1,907,290)	(2,627,315)
Other (expense) income:
Interest expense	(303,009)	(38,643)	(459,255)	(77,623)
Interest income		1,642	4,993	12,661
Other (expense) income	5,860	10,157	(5,321)	26,084
Total other expense	(297,149)	(26,844)	(459,583)	(38,878)

Net loss	$(1,245,910)	$(1,500,327)	$(2,366,873)	$(2,666,193)
Basic and diluted net loss per share	$(.16)	$(.19)	$(.30)	$(.33)

Shares used in computing basic and diluted net loss per share	7,906,825	7,843,834	7,915,306	7,843,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,366,873)	$(2,666,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	158,689	174,806
Provision for doubtful accounts, excluding return of inventory in 2002	(15,951)	80,793
Return of inventory		(92,000)
Provision for inventory obsolescence		116,028
Warrant expense related to purchase of technology		12,361
Stock-based compensation	150,108	10,980
Interest expense related to issued warrants and amortization of loan origination costs	338,840	63,944
Changes in assets and liabilities:
Accounts receivable	208,357	211,978
Inventories	23,909	(486,559)
Prepaid expenses and other assets	34,029	(62,880)
Accounts payable	191,129	163,647
Accrued expenses	(519,515)	60,657
Deferred financing costs	(139,083)
Net cash used in operating activities	(1,936,361)	(2,412,438)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,383)	(97,768)
Net cash used in investing activities	(1,383)	(97,768)

Cash flows from financing activities:
Borrowings from related party	2,000,000
Principal payments on other long-term debt		(27,635)
Issuance of common shares	60,000
Principal payments under capital lease obligations	(27,079)	(33,802)
Related party lease obligations	(204,183)
Net cash provided by (used in) financing activities	1,828,738	(61,437)

Net decrease in cash and cash equivalents	(109,006)	(2,571,643)
Cash and cash equivalents at beginning of year	184,227	2,781,675
Cash and cash equivalents at end of period	$75,221	$210,032

Non-cash investing and financing activities
Discount on convertible subordinated bridge notes related to warrants granted in connection with the notes	(665,067)

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

Certain amounts previously reported have been reclassified to conform to their October 31, 2003, presentation.  These reclassifications had no effect on net loss, cash flow or shareholders’ equity (deficit) as previously reported.

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

The following table summarizes net sales by geographic area:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003 Restated (Note 11)	2002 Restated (Note 11)	2003 Restated (Note 11)	2002 Restated (Note 11)
Europe	$413,218	$212,189	$860,088	$543,104
South Asia	121,600	99,190	198,400	223,290
Middle East	112,067	46,950	254,521	212,917
Far East	0	(25,125)	53,180	17,702
United States	106,100	37,950	286,800	63,050
Other	54,547	510	54,772	7,985

TOTALS	$807,532	$371,664	$1,707,761	$1,068,048

(8)           Atrial Fibrillation Technology Purchase Agreement

The Company entered into an agreement with LightWave Ablation Systems, Inc. (LightWave) in September 2003 to purchase technology for the treatment of atrial fibrillation. The Company issued 15,000 shares of common stock and made an initial payment of $10,000 to LightWave Ablation Systems, Inc. for the worldwide distribution rights for the technology to treat atrial fibrillation. Pursuant to terms of the agreement, additional cash payments may be made and warrants to purchase shares of the Company’s common stock may be issued to LightWave in the event that LightWave meets certain development and marketing milestones, including obtaining a CE Mark, completion of a FDA 510(k) filing and the company meeting certain revenue milestones.

(9)           Return of Inventory

During the quarter ended July 31, 2002, the Company obtained inventories from two former international distributors.  The heart valves were sold to these customers during fiscal year 2000 and the first half of fiscal year 2001.  Due to financial difficulties experienced by these distributors, the Company provided allowances for the remaining uncollected accounts receivable balances in fiscal years 2001 and 2002.  The Company did not anticipate the return of these products at the time the uncollectible accounts were established.  Upon obtaining title to the heart valves from these former distributors during the quarter ended July 31, 2002, the Company increased its inventories and recorded a recovery of its prior provision for doubtful accounts which reduced its general and administrative costs by $92,000 representing the cost of the returned inventories. As described in Note 11, the Company had previously reported the return of inventory as a reduction of cost of goods sold and has restated its financial statements for the six month period ended October 31, 2002 to change the classification to a reduction of general and administrative expenses.

(10)         Subsequent Events

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

(11)         Restatement

The Company has restated its financial statements for the three and six-month periods ended October 31, 2003 and 2002, to change the classification of marketing support expenditures, which had previously been reported as sales and marketing expense rather than a reduction in net sales pursuant to application of the Consensus for Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  The effect of this change in classification is to decrease net sales, gross profit and sales and marketing expenses by corresponding amounts for all periods presented.

The Company has also restated its financial statements for the six month period ended October 31, 2002 to change the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses (see Note 9).  The effect of this change in classification is to increase cost of goods sold, decrease gross profit and decrease general and administrative expenses by $92,000 for the six month period ended October 31, 2002.

The changes in classifications described in the above two paragraphs had no effect on the Company’s loss from operations or net loss, nor any effect on the Company’s consolidated balance sheet, statement of changes in stockholders’ equity (deficit) or statement of cash flows.  The table below summarizes the aggregate effect of theses changes in classifications.

	Three Months Ended October 31,
	2003		2002
	As reported	As restated	As reported	As restated

Net sales	$887,225	$807,532	$425,769	$371,664
Gross profit	461,036	381,343	34,112	(19,993)

Operating expenses:
Sales and marketing	584,967	505,274	653,263	599,158
Total operating expenses	1,409,797	1,330,104	1,507,595	1,453,490

	Six Months Ended October 31,
	2003		2002
	As reported	As restated	As reported	As restated

Net sales	$1,981,804	$1,707,761	$1,244,101	$1,068,048
Cost of goods sold	n/a	n/a	869,526	961,526
Gross profit	1,058,512	784,469	374,575	106,522

Operating expenses:
Sales and marketing	1,380,055	1,106,012	1,408,850	1,232,797
General and administrative	n/a	n/a	1,091,369	999,369
Total operating expenses	2,965,802	2,691,759	3,001,890	2,733,837

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

We have restated our financial information to reflect changes in classification of certain items in the Company’s Statement of Operations for each of the three and six month periods ended October 31, 2003 and 2002.

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

We have also changed the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses.  The change in classification increased cost of goods sold, decreased gross profit and decreased general and administrative expenses by $92,000 for the six month period ended October 31, 2002.

The changes in classifications had no effect on our loss from operations or net loss, nor any effect on the consolidated balance sheet, statement of shareholders’ equity (deficit) or cash flows.  See Note 11 to the Consolidated Financial Statements.

Periods Ended October 31, 2003 and 2002

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003 Restated (1)	2002 Restated (1)	2003 Restated (1)	2002 Restated (1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.8	105.4%	54.1%	90.0%

Gross profit (loss)	47.2%	(5.4)%	45.9%	10.0%

Operating expenses:

Sales and marketing	62.5%	161.2%	64.7%	115.4%
General and administrative	77.3%	149.0%	69.2%	93.6%
Engineering and regulatory	24.9%	80.9%	23.7%	47.0%

Total operating expenses	164.7%	391.1%	157.6%	256.0%

Loss from operations	(117.5)%	(396.5)%	(111.7)%	(246.0)%

Other income (expense):

Interest expense	(37.5)%	(10.4)%	(26.9)%	(7.2)
Interest income	—%	0.4%	0.3%	1.2%
Other income	.7%	2.7%	(0.3)%	2.4%

Total other expense	(36.8)%	(7.3)%	(26.9)%	(3.6)%

Net loss	(154.3)%	(403.8)%	(138.6)%	(249.6)%

(1) — As described in Note 11 to our consolidated financial statements, we restated our financial statements for the three and six month periods ended October 31, 2003 and 2002 to change the classification of certain expenditures previously classified as sales and marketing expenses to a reduction in net sales and to change the classification of income from inventories returned from two former international distributors previously classified as a reduction of cost of goods sold to a reduction of general and administrative expenses

Critical Accounting Policies

For discussion of critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003.

Results of Operations

Net Sales.  Net sales in the second quarter of fiscal year 2004 increased to $807,532 from $371,664 in the second quarter of the prior year.  Net sales in the six-month period ended October 31, 2003, increased to $1,707,761 from $1,068,048 in the same period one year ago.  The increases were attributable primarily to higher Omnicarbon unit sales in Europe, the Middle East and the U.S.

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

Gross Profit.  Gross profit (loss) as a percentage of net sales increased to 47.2 percent in the second quarter of fiscal year 2004 from a negative 5.4 percent in the second quarter of the prior year.  Fiscal year-to-date gross profit margins in 2004 were 45.9 percent compared to 10.0 percent in the same period last fiscal year.  Gross profit margins in the current quarter and year-to-date periods were positively impacted by lower fixed costs per unit on higher sales volume, a favorable sales mix in international markets due to a higher proportion of sales being generated in countries where prices charged are higher, and higher gross margin sales in the U.S.  Gross profit margins for the three and six-month periods ended October 31, 2002, were negatively impacted by the following items; a reserve totaling $51,543 was booked to adjust the inventory valuation of our blood filter products, which was being phased out.  Also, due to inefficiencies in manufacturing, we incurred $36,822 in scrap expense.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the second quarter of fiscal year 2004 were $505,274or 62.5 percent of net sales compared to $599,158 or 161.2 percent of net sales in the second quarter of the prior year.  For the six-month period ended October 31, 2003, sales and marketing expenses totaled $1,106,012 or 64.7 percent of net sales, compared to $1,232,797 or 115.4 percent of net sales in the same period last fiscal year.  The decrease in spending related to a more focused Omnicarbon marketing effort in the U.S. and international markets.  We believe we can establish a competitive position in the U.S. and leverage this position into other areas of cardiothoracic surgery.  Our overall marketing strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the second quarter of fiscal year 2004 were $624,142 or 77.3 percent of net sales, compared to $553,778 or 149.0 percent of net sales in the same period one year ago.  For the six-month period ended October 31, 2003, general and administrative expenses totaled $1,181,065 or 69.2 percent of net sales, compared to $999,369 or 93.6 percent of net sales in the same period last year.  The increases for the quarter and year-to-date periods were primarily attributable to certain non-cash stock-based incentives associated with strengthening the executive management staff and board of directors.

Engineering and Regulatory.  Engineering and regulatory expenses for the second quarter of fiscal year 2004 were $200,688 or 24.9 percent of net sales compared to $300,554 or 80.9 percent of net sales in the second quarter of the prior fiscal year.  For the six-month period ended October 31, 2003, engineering and regulatory expenses totaled $404,682 or 23.7 percent, compared to $501,671 or 47.0 percent of net sales in the same period last year.  The second quarter of last fiscal year included non-recurring expenses associated with the purchase and development of the Northrup Universal Heart Valve Repair System™ and IMA Access™ Retractor Device.

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

On July 8, 2003, under the terms of a bridge financing transaction, we established a one-year $1.0 million of term debt with PKM.  The line, which requires the payment of interest at a rate of 10.0 percent per year, matures on May 27, 2004, and is collateralized by substantially all of our assets.  As additional consideration for the financing, we issued to PKM a ten-year warrants for the purchase of 380,357 shares of our common stock at an exercise price of $0.70 per share with terms and conditions that include weighted-average anti-dilution rights.  We agreed to extend the term of 700,000 previously issued warrants from five years to ten years.  The allocated fair value of the warrants issued prior to July 31, 2003, and the incremental value of the existing warrants was $383,361, and was accounted for as a discount on the borrowings under the bridge debt.  This discount, which is presented as a reduction of the face value of the debt on the consolidated balance sheet, is being amortized as interest expense over the eleven-month term of the debt.  We also agreed to modify these warrants to conform to the terms of the warrants issued as part of this bridge debt financing.

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

MedicalCV, Inc.

Date: March 22, 2004	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

Date: March 22, 2004	By	/s/ John H. Jungbauer
John H. Jungbauer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Warrant Agreement to purchase 60,179 shares of common stock issued by Medical CV, Inc. to PKM Properties, LLC, dated August 20, 2003.*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

* Previously filed.