Form 10QSB
period 2004-01-31
MEDICALCV INC
filed 2004-03-22
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 0-33295

MEDICALCV, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

As of March 22, 2004, the issuer had outstanding 8,369,933 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format (check one)  ☐ Yes  ☒ No

PART I

ITEM 1        FINANCIAL STATEMENTS

MEDICALCV, INC.

Consolidated Balance Sheet

	January 31, 2004	April 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,164	$184,227
Trade and accounts receivable, net	1,367,848	1,472,995
Inventories	2,845,808	2,782,613
Prepaid expenses and other assets	130,797	183,856
Total current assets	4,495,617	4,623,691

Property, plant and equipment, net	1,138,740	1,368,240
Deferred financing costs, net	164,236	62,989
Total assets	$5,798,593	$6,054,920

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt with related parties	$2,068,530	$943,333
Current portion of long-term debt	1,530,970
Current portion of related party lease obligations	241,228	273,843
Current portion of capital lease obligations	2,658	42,069
Accounts payable	1,252,954	895,405
Accrued expenses	323,995	813,539
Total current liabilities	5,420,335	2,968,189
Long –term debt, less current portion	262,068
Related party lease obligations, less current portion	2,994,161	3,472,661
Total liabilities	8,679,564	6,440,850

Shareholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 7,995,070 and 7,843,834 shares issued and outstanding, respectively	79,951	78,438
Additional paid-in capital	17,812,482	16,613,337
Deferred stock-based compensation	(2,385)	(4,610)
Accumulated deficit	(20,768,019)	(17,073,095)
Total shareholders’ equity (deficit)	(2,877,971)	(385,930)
Total liabilities and shareholders’ deficit	$5,798,593	$6,054,920

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003 Restated (Note 11)	2004	2003 Restated (Note 11)

Net sales	$836,733	$719,395	$2,544,494	$1,787,443
Cost of goods sold	481,144	423,312	1,404,436	1,384,838
Gross profit	355,589	296,083	1,140,058	402,605
Operating expenses:
Sales and marketing	396,297	596,316	1,502,308	1,829,113
General and administrative	649,552	544,964	1,830,617	1,544,333
Engineering and regulatory	279,537	198,050	684,219	699,721
Total operating expenses	1,325,386	1,339,330	4,017,145	4,073,167
Loss from operations	(969,797)	(1,043,247)	(2,877,087)	(3,670,562)
Other (expense) income:
Interest expense	(368,863)	(46,379)	(828,119)	(124,002)
Interest income		43	4,993	12,704
Other income	10,609	6,367	6,038	32,451
Total other expense	(358,254)	(39,969)	(817,088)	(78,847)

Net loss	$(1,328,051)	$(1,083,216)	$(3,694,925)	$(3,749,409)
Basic and diluted net loss per share	$(.15)	$(.14)	$(.42)	$(.48)

Weighted average shares used in computing basic and diluted net loss per share	8,737,214	7,843,834	8,737,214	7,843,834

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,694,924)	$(3,749,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	236,352	256,465
Provision for doubtful accounts, excluding return of inventory in 2003	(33,451)	47,132
Return of inventory		(92,000)
Provision for inventory obsolescence		116,027
Warrant expense related to purchase of technology	31,280	12,361
Stock-based compensation	178,417	16,145
Interest expense related to issued warrants and amortization of loan origination costs	630,909
Changes in assets and liabilities:
Accounts receivable	138,598	99,171
Inventories	(63,195)	(536,179)
Prepaid expenses and other assets	53,059	(52,200)
Accounts payable	357,549	507,406
Accrued expenses	(489,544)	140,583
Deferred financing costs	(201,424)
Net cash used in operating activities	(2,865,374)	(3,125,074)

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,852)	(97,768)
Net cash used in investing activities	(6,852)	(97,768)

Cash flows from financing activities:
Borrowings under term debt arrangements	3,293,038	735,505
Principal payments on other long-term debt		(38,557)
Issuance of common shares	96,950
Principal payments under capital lease obligations	(42,069)	(46,967)
Principal payments under related party lease obligations	(508,456)
Net cash provided by financing activities	2,839,163	649,981

Net decrease in cash and cash equivalents	(33,063)	(2,572,861)
Cash and cash equivalents at beginning of year	184,227	2,781,675
Cash and cash equivalents at end of period	$151,164	$208,814

Non-cash investing and financing activities
Discount on convertible subordinated bridge notes related to warrants granted in connection with the notes	896,536

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

The consolidated balance sheet as of January 31, 2004, the consolidated statement of operations for the three and nine months ended January 31, 2004 and 2003, and the consolidated statement of cash flows for the nine months ended January 31, 2004 and 2003 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2004.

(2)                                 Going Concern

The Company’s unaudited consolidated financial statements for the quarter ended January 31, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At January 31, 2004, the Company had an accumulated deficit of $20,768,019 and had insufficient funds to finance its working capital and capital expenditure needs.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently seeking other sources of financing to fund its operations and working capital requirements.  If the Company is unable to obtain additional funds beginning in April 2004, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products including the atrial fibrillation technology currently under development, gain market share in the United States for the Omnicarbon® heart valve or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, regulatory impacts on product marketing approval and reimbursement, actions of competitors, dependence on key personnel and United States market penetration.

(3)                                 Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For the Periods Ended January 31,
	Three Months		Nine Months
	2004	2003	2004	2003
Net loss reported	$(1,328,051)	$(1,083,216)	$(3,694,925)	$(3,749,409)
Less: Pro forma stock based employee compensation cost	(119,294)	(73,536)	(259,954)	(220,607)

Net loss – pro forma	(1,447,345)	(1,156,752)	(3,952,879)	(3,970,016)

Net loss per common share – basic and diluted
As reported	(.15)	(.14)	(.42)	(.48)
Pro Forma	(.17)	(.15)	(.45)	(.51)

(4)                                 Net Loss per Share

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.”  Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the three and nine-month periods ended January 31, 2004 and 2003, since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants aggregating 5,457,731 and 4,028,440 shares of the Company’s common stock at January 31, 2004 and 2003, respectively.

(5)                                 Inventories

	January 31, 2004	April 30, 2003
	(unaudited)
Raw materials	$268,658	$377,961
Work-in-process	765,913	529,668
Finished goods	1,811,237	1,874,984
	$2,845,808	$2,782,613

(6)                                 Short-term Debt

On July 8, 2003, the Company entered into a $1.0 million term debt agreement with PKM Properties, LLC (“PKM”), an entity controlled by a principal shareholder, who also serves on the Company’s Board of Directors.  Pursuant to the agreement, the Company borrowed $764,728 under this bridge financing during the first quarter of fiscal year 2003 and borrowed the final draw of $235,272 on August 20, 2003.  The debt, which is collateralized by substantially all of the Company’s assets, bears interest at a rate of 10.0 percent per year and matures on May 27, 2004.  In connection with the first quarter borrowings, the Company  issued a warrant to PKM with a ten-year term for the purchase of 320,178 shares of the Company’s common stock at an exercise price of $0.70 per share.  The Company also issued a warrant to purchase an additional 60,179 shares of the Company’s common stock on the same terms in conjunction with the final draw on August 20, 2003.  In connection with this financing, on July 8, 2003, the Company agreed to extend the term of 700,000 previously issued warrants from five years to ten years.  The allocated fair value of the warrants issued prior to July 31, 2003, and the incremental value of the existing warrants was $383,361, and has been reported as a discount on the borrowings under the term debt.  This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet, is being amortized as interest expense over the eleven-month term of the debt.  As of January 31, 2004, the unamortized balance of the discount was $139,404.  In addition, the Company incurred direct and incremental costs of $65,000 in completing the debt arrangement, which are included in other assets and are being amortized as interest expenses over the eleven-month term of the debt.

In October 2003, the Company amended the discretionary line of credit with PKM established in January 2003 to extend the maturity date to May 27, 2004, and increase the interest rate to 10.0 percent.  As of January 31, 2004, the Company had borrowed $943,333 under this line of credit.

In November 2003, the Company amended the one-year $1.0 million term debt agreement with PKM, initiated on July 8, 2003, to provide for an additional $500,000 of borrowings with the same terms as the July 8, 2003 financing.  The Company issued, as additional consideration, a ten-year warrant to purchase up to 77,381 shares of common stock at an exercise price of $1.68 per share with terms and conditions that include weighted-average anti-dilution rights.  The allocated fair value of the newly issued warrant was $63,365 and is accounted for as a discount on the borrowings under the term debt.  This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet is being amortized as interest expense over the remaining five month term of the debt.  As of January 31, 2004, the unamortized balance of the discount was $31,682.

On July 8, 2003, the Company also entered into a $1.0 million term debt agreement with Peter L. Hauser (“Hauser”), a principal shareholder.  The Company borrowed $1.0 million under this bridge financing during the quarter ended July 31, 2003.  The debt, which is collateralized by substantially all of the Company’s assets pursuant to our intercreditor agreement with PKM, bears interest at a rate of 10.0 percent per year and is due on June 30, 2004.  In connection with the term debt, the Company also issued a warrant with a ten-year term to purchase up to 380,357 shares of the Company’s common stock at an exercise price of $0.70 per share.  The allocated fair value of the newly issued warrant was $281,706 and is accounted for as a discount on the borrowings under the term debt.  This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet is being amortized as interest expense over the twelve-month term of the debt.  As of January 31, 2004, the unamortized balance of the discount was $117,378.  In addition, the Company incurred direct and incremental costs of $71,772 in completing the debt arrangement, which are included in other assets and are being amortized as interest expenses over the twelve-month term of the debt.

In November 2003, the Company also entered into a loan agreement and borrowed $500,000 from Draft Co. (“Draft”),  pursuant to a note maturing on June 30, 2004, which bears interest at an annual rate of 10.0 percent.  Pursuant to a restated intercreditor agreement among PKM, Hauser, and Draft, the loan is collateralized by substantially all of the Company’s assets.  The lender was issued warrants to purchase up to 90,909 shares of common stock at an exercise price of $1.43 per share with other terms comparable to the PKM warrants described above. The allocated fair value of the newly issued warrants was $100,056 and is accounted for as a discount on the borrowings under the term debt.  This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet is being amortized as interest expense over the seven-month term of the debt.  As of January 31, 2004, the unamortized balance of the discount was $68,373.  In addition, the Company incurred direct and incremental  costs of $31,850 in completing the debt arrangement, which are included in other assets and are being amortized as interest expenses over the term of the debt.

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

The following table summarizes net sales by geographic area:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003 Restated (Note 11)	2004	2003 Restated (Note 11)

Europe	$415,509	$405,461	$1,275,597	$948,565
South Asia	92,800	116,350	291,200	339,640
Middle East	149,070	78,548	403,591	291,465
Far East	16,090	22,171	69,270	39,873
United States	153,508	85,550	440,308	148,600
Other	9,756	11,315	64,528	19,300

TOTALS	$836,733	$719,395	$2,544,494	$1,787,443

(8)                                 Atrial Fibrillation Technology Purchase Agreement

The Company entered into an agreement with LightWave Ablation Systems, Inc. (“LightWave”) in August 2003 to purchase technology for the treatment of atrial fibrillation.  Upon closing, the Company issued 15,000 shares of common stock and a warrant to purchase up to 25,000 shares of common stock for $1.46 per share, and made an initial payment of $10,000 to LightWave for the worldwide technology distribution rights.  The Company is obligated to pay LightWave an additional $15,000 in February 2005 and $15,000 in April 2005, or earlier if the Company achieves certain European and U.S. regulatory approvals.  In addition, the Company is required to pay up to an additional $510,000 and to issue warrants to purchase up to an additional 75,000 common shares at $1.46 per share in the event that the Company meets certain development and sales milestones related to the acquired technology.  The Company has recorded a research and development charge of $48,930 in the nine-month period ended January 31, 2004, to reflect the fair value of the common shares issued, the cash issued and issuable and the fair value of the common stock and warrants issued to LightWave.  At January 31, 2004, the accrued future cash payments of $30,000 are included in accrued expenses.

(9)                                 Return of Inventory

During the quarter ended July 31, 2002, the Company obtained inventories from two former international distributors.  The heart valves were sold to these customers during fiscal year 2000 and the first half of fiscal year 2001.  Due to financial difficulties experienced by these distributors, the Company provided allowances for the remaining uncollected accounts receivable balances in fiscal years 2001 and 2002.  The Company did not anticipate the return of these products at the time the uncollectible accounts were established.  Upon obtaining title to the heart valves from these former distributors during the quarter ended July 31, 2002, the Company increased its inventories and recorded a recovery of its prior provision for doubtful accounts which reduced its general and administrative costs for the year ended April 30, 2003 by $92,000 representing the cost of the returned inventories. As described in Note 11, the Company had previously reported the return of inventory as a reduction of cost of goods sold and has restated its financial statements for the nine month period ended January 31, 2003 to change the classification to a reduction of general and administrative expenses.

(10)                          Subsequent Events

In February 2004, the maturity dates of the $2.5 million short-term debt with PKM and the $1.0 million short-term debt with Hauser were extended to June 30, 2005.  A warrant to purchase 330,933 was issued to PKM and a warrant to purchase 136,000 shares of common stock was issued to Hauser.  The warrants have a ten-year term at an exercise price of $2.00 per share with other terms comparable to the PKM warrants described in Note 6.  The $844,024 fair value of these warrants will be amortized and charged to interest expense over the seventeen-month maturity extension period.

In February 2004, the Company raised gross proceeds of $543,700 through the private placement of shares of common stock to accredited investors.

(11)                           Restatement

The Company has restated its financial statements for the the three and nine-month period ended January 31, 2003, to change the classification of marketing support expenditures, which had previously been reported as sales and marketing expense rather than a reduction in net sales pursuant to application of the Consensus for Emerging Issues Task Force No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  The effect of this change in classification is to decrease net sales, gross profit and sales and marketing expenses by corresponding amounts for the three and nine month periods ended January 31, 2003.

The Company has also restated its financial statements for the nine month period ended January 31, 2003, to change the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses (see Note 9).  The effect of this change in classification is to increase cost of goods sold, decrease gross profit and decrease general and administrative expenses by $92,000 for the nine month period ended January 31, 2003.

The changes in classifications described above had no effect on the Company’s loss from operations or net loss, nor any effect on the Company’s consolidated balance sheet, statement of changes in stockholders’ equity

(deficit) or statement of cash flows.  The table below summarizes the aggregate effect of these changes in classifications.

	Periods Ended January 31, 2003
	Three Months		Nine Months
	As Reported	As Restated	As Reported	As Restated
Net sales	$867,105	$719,395	$2,111,206	$1,787,443
Cost of goods sold	n/a	n/a	1,292,838	1,384,838
Gross profit	443,793	296,083	818,368	402,605
Operating expenses:
Sales and marketing	744,026	596,316	2,152,876	1,829,113
General and administrative	n/a	n/a	1,636,333	1,544,333
Total operating expenses	1,487,040	1,339,330	4,488,930	4,073,167

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

Overview

Our primary objective is to develop and market front-end surgical solutions to reduce the incidence and severity of congestive heart failure.  We develop, market and sell mechanical heart valves known as the Omnicarbon 3000 and 4000 heart valves.  Our long-range strategy, however, is to achieve profitability by diversifying into high growth markets in cardiothoracic surgery.  Near-term, we plan to develop and introduce products targeting treatment of atrial fibrillation and heart valve repair.

To reduce our dependence on sales of heart valves, we have developed a strategy to broaden our product offerings to the cardiothoracic surgeon by developing, acquiring and licensing additional technologies.  Over the last fiscal year ending in April 2003, we acquired a new annuloplasty technology for the repair of the mitral valve and we licensed an internal mammary artery (“IMA”) retractor to provide better exposure of such artery with reduced trauma to the ribs.  We introduced the IMA Access™ Retractor in December 2002 and expect to introduce the annuloplasty system, following receipt of necessary regulatory approvals, mid calendar year 2004.  In August 2003, we acquired a technology platform for the treatment of atrial fibrillation from LightWave Ablation Systems, Inc., a private research-based corporation focused on new devices for the treatment of cardiovascular diseases.  Atrial fibrillation is the most common irregular heart rhythm condition among the U.S. population and is a significant, worldwide healthcare challenge.

Our company was incorporated in Minnesota on March 30, 1992, under the name CV Dynamics, Inc.  In April 1992, we acquired all of the tangible and intangible assets of Omnicor, Inc.  Omnicor resulted from the corporate and financial restructuring of a predecessor company called Medical Incorporated, which was organized in 1971 to develop and market the Lillehei-Kaster heart valve, licensed from the University of Minnesota.  Our company changed its name to MedicalCV, Inc. in February 2000.  Our corporate headquarters is located at 9725 South Robert Trail, Inver Grove Heights, MN 55077.

Periods Ended January 31, 2004 and 2003

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003 Restated(1)	2004	2003 Restated(1)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.5%	58.8%	55.2%	77.5%

Gross profit	42.5%	41.2%	44.8%	22.5%

Operating expenses:

Sales and marketing	47.4%	82.9%	59.1%	102.3%
General and administrative	77.6%	75.8%	71.9%	86.4%
Engineering and regulatory	33.4%	27.5%	26.9%	39.2%

Total operating expenses	158.4%	186.2%	157.9%	227.9%

Loss from operations	(115.9)%	(145.0)%	(113.1)%	(205.3)%

Other income (expense):

Interest expense	(44.1)%	(6.5)%	(32.5)%	(6.9)%
Interest income	—%	—%	.2%	.7%
Other income	1.3%	.9%	.2%	1.8%

Total other expense	(42.8)%	(5.6)%	(32.1)%	(4.4)%

Net loss	(158.7)%	(150.6)%	(145.2)%	(209.7)%

(1) — As described in Note 11 to our consolidated financial statements, we restated our financial statements for the three and nine month periods ended January 31, 2003 to change the classification of certain expenditures previously classified as sales and marketing expenses to a reduction in net sales and to change the classification of income from inventories returned from two former international distributors previously classified as a reduction of cost of goods sold to a reduction of general and administrative expenses.

Critical Accounting Policies

For discussion of critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003.

Results of Operations

We have restated our financial information to reflect changes in classification of certain items in the Company’s Statement of Operations the three and nine month periods ended January 31, 2003.

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

We have also changed the classification of income from inventories returned from two former international distributors, which had previously been reported as a reduction of cost of goods sold rather than as a reduction of general and administrative expenses.  The change in classification increased cost of goods sold, decreased gross profit and decreased general and administrative expenses by $92,000 for the nine month period ended January 31, 2003.

The changes in classifications had no effect on our loss from operations or net loss, nor any effect on the consolidated balance sheet, statement of shareholders’ equity (deficit) or cash flows.  See Note 11 to the Consolidated Financial Statements.

Net Sales.  Net sales in the third quarter of fiscal year 2004 increased 16 percent to $836,733 from $719,395 in the third quarter of the prior year.  Net sales increased 90 percent in the Middle East and 79 percent in the U.S. during the third quarter of fiscal year 2004 compared to the same period in the prior year.  These increases were partially offset by decreases in South Asia and the Far East.  Sales to our European customers, which were 50 and 56 percent of total sales in the quarters ended January 31, 2004 and 2003, respectively, were relatively flat.  Unit sales for the quarter ended January 31, 2004, increased 26 percent compared to unit sales for the quarter ended January 31, 2003.  A larger portion of the unit sales increase was to countries with lower selling prices and, as a result, average selling prices declined 8 percent for the quarter.  Net sales in the nine-month period ended January 31, 2004, increased 42 percent to $2,544,494 from $1,787,443 in the same period one year ago.  Net sales in the U.S. increased 196 percent for the nine months ended January 31, 2004, compared to the same period a year ago, as a result of our changes in distribution and increased marketing efforts.  U.S. sales for the nine months ended January 31, 2004, represented 17 percent of sales compared to 8 percent of sales for the nine months ended January 31, 2003.  For the nine-month period ended January 31, 2004, sales to our European customers increased 34 percent compared to the same period a year ago.  The percentage increase for the nine months ended January 31, 2004, is affected by the fact that our largest customer did not purchase any valves in the second quarter ended October 31, 2002.  Unit sales for the nine months ended January 31, 2004, increased 28 percent compared to unit sales for the nine months ended January 31, 2003.  Average selling prices increased for the nine months ended January 31, 2004, compared to the nine months ended January 31, 2003.

The vast majority of our sales are denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not resulted in significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for products in U.S. dollars, other than our Japanese distributor, which pays in Japanese yen, and one European customer, which pays in euros.

Gross Profit.  Gross profit as a percentage of net sales increased to 42.5 percent in the third quarter of fiscal year 2004 from 41.2  percent in the third quarter of the prior year.  Fiscal year-to-date gross profit margins in 2004 were 44.8 percent compared to 22.5 percent in the same nine month period last fiscal year.   The gross profit on valves we sell in the U.S. is higher than in other geographic regions as we sell directly to hospitals and selling prices in the U.S. are generally higher due in part to government regulations and reimbursement.  Selling price for heart valves vary significantly around the world.  Our gross profit is subject to fluctuations as the geographic mix of sales fluctuates.  Our strategy is to obtain FDA approval of our proprietary pyrolytic carbon manufacturing process in order to market the Omnicarbon 4000 in the U.S.  Due to its lower manufacturing cost, we believe the Omnicarbon 4000 will generate significantly higher gross profit margins when sold in the U.S. than the Omnicarbon 3000 heart valve.

Sales and Marketing.  Sales and marketing expenses in the third quarter of fiscal year 2004 were $396,297 or 47.4 percent of net sales compared to $596,310 or 82.9 percent of net sales in the third quarter of the prior year.  For the nine-month period ended January 31, 2004, sales and marketing expenses totaled $1,502,309 or 59.1 percent of net sales, compared to $1,829,113 or 102.3 percent of net sales in the same period last fiscal year.  Sales and marketing expense as a percent of sales decreased for the three and nine-month periods ended January 31, 2004, due to the increase in sales and the decline in expense for the comparative periods.  The decrease in spending related to a more focused Omnicarbon marketing effort in the U.S. and international markets.  The reduction in sales and marketing expenses can be directly attributable to three areas: salaries, travel and consulting expenses which decreased 27 percent, 44 percent and 49 percent respectively for the quarter ended January 31,2004, compared to the quarter ended January 31, 2003.  We downsized our sales management group which resulted in lower travel expense and salary expense.  We also reduced our use of outside consultants.  Our overall marketing strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.

General and Administrative.  General and administrative expenses for the third quarter of fiscal year 2004 were $649,552 or 77.6 percent of net sales, compared to $544,964 or 75.8 percent of net sales in the same period one year ago.  For the nine-month period ended January 31, 2004, general and administrative expenses totaled $1,830,617 or 71.9 percent of net sales, compared to $1,544,333 or 86.4 percent of net sales in the same period last year.  The increases for the quarter and year-to-date periods were primarily attributable to certain non-cash, stock-based incentives associated with strengthening the executive management staff and board of directors.  Expenses associated with these activities totaled $79,998 and $178,417 for the respective three and nine-month periods ended January 31, 2004.

Engineering and Regulatory.  Engineering and regulatory expenses for the third quarter of fiscal year 2004 were $279,537 or 33.4 percent of net sales compared to $198,050 or 27.5 percent of net sales in the third quarter of the prior fiscal year.  For the nine-month period ended January 31, 2004, engineering and regulatory expenses totaled $684,219 or 26.9 percent of net sales, compared to $699,721 or 39.2 percent of net sales in the same period last year.  A major portion of the increase in Engineering and Regulatory expenses for the quarter ended January 31, 2004, as compared to the same quarter in the previous year, was related to spending on the atrial fibrillation project using the technology acquired in August 2003 from LightWave Ablation Systems, Inc.  Spending on this project represented 16 percent of total engineering and regulatory expense for quarter ended January 31, 2004.  For the nine months ended January 31, 2003, engineering and regulatory expenses included non-recurring expenses associated with the purchase of the Northrup Universal Heart Valve Repair System™ and the IMA Access™ Retractor Device.

Other (Expense) Income.  Interest expense totaled $368,863 in the quarter ended January 31, 2004, compared to $46,379 in the third quarter of the prior fiscal year.  Fiscal year-to-date interest expense was $828,119, compared to $124,002 in the same period one year ago.  The increases in interest expense in the third-quarter and year-to-date periods were attributed to higher financing costs associated with the additional short-term debt obtained in fiscal year 2004 and the related-party property sale-leaseback.  Expenses related to the issuance of warrants related to debt financing totaled $288,428 and $521,732 for the respective three and nine-month periods ended January 31, 2004.

Income Tax Provision.  In light of our history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance through the third quarter of fiscal year 2004 due to the current uncertainty about generating the future taxable income necessary to realize our deferred tax assets. We have recorded no tax provision in the current period due to net operating losses generated for income tax reporting purposes.

Loss from Operations.  As of January 31, 2004, we had an accumulated deficit of $20,768,019.  We have incurred losses in each of the last six fiscal years.  Since 1994, we have invested in developing a bileaflet heart valve, a proprietary pyrolytic carbon coating process and obtaining premarket approval from the FDA to market our heart valves in the U.S.  Our strategy has been to invest in technology to better position ourselves competitively once FDA premarket approval was obtained.  We expect to continue to generate operating losses into fiscal year 2005 because of anticipated spending necessary to market our heart valves in the U.S., to establish and maintain a strong marketing organization for domestic and foreign markets and our continuing investment in research and development in order to introduce new products for the cardiothoracic surgeon.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $151,164 at January 31, 2004, from $184,227 at April 30, 2003.  This decrease in cash and cash equivalents of $33,063 was due to the following:

Net cash used in operating activities	$(2,865,374)
Net cash used in investing activities	(6,852)
Net cash provided by financing activities	2,839,163
Net decrease	$(33,063)

Net cash used in operating activities decreased $259,700 to $2,865,374 in the nine-month period ended January 31, 2004, from $3,125,074 in the nine-month period ended January 31, 2003.  The use of cash in operations in the nine-month periods of both fiscal years 2004 and 2003 was primarily due to net losses of $3,694,924 and $3,749,409, respectively.

Net cash used in investing activities was $6,852 in the nine-month period ended January 31, 2004.  Net cash used in investing activities was $97,768 in the nine-month period ended January 31, 2003.  In both periods, the cash was used for capital expenditures.  Management anticipates total capital expenditures in fiscal year 2004 to be no greater than $200,000.

Net cash provided by financing activities was $2,839,163 in the nine months ended January 31, 2004, and consisted of short-term borrowings from related parties of $2.0 million, partially offset by principal payments of $42,069, and $508,456 of payments on related-party lease obligations.  In the nine-month period ended January 31, 2003, net cash provided by financing activities was $649,981 consisting of short-term borrowing from non-related parties of $735,505 offset by principal payments of $85,524.

Throughout fiscal year 2003 and in the first nine months of fiscal year 2004, we entered into a number of financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  These financing activities consisted of the following:

In December 2002, we received a $60,000 unsecured advance from an executive officer.  Principal and interest on this advance was repaid in April 2003.

In January 2003, we established a line of credit with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller.  Mr. Miller is a member of our board of directors and is the largest beneficial owner of our securities.  The line of credit, as amended, bears interest at 10.0 percent.  The line of credit is currently collateralized by a security interest in substantially all of our assets.  This line of credit was amended and matures on May 27, 2004.  In connection with the line of credit, we also issued a warrant to PKM, originally with a five-year term, to purchase 350,000 shares of our common stock at an exercise price of $0.596 per share.  The allocated fair value of the warrants was $128,995.  This discount was completely amortized to interest expense as of July 31, 2003.  The amount outstanding under this short-term debt with related party at January 31, 2004 was $943,333.

On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota to PKM.  In connection with the transaction, we received total consideration of $3.84 million consisting of (i) $1.0 million in cash, (ii) PKM’s assumption of our $2.5 million outstanding indebtedness to Associated Bank which eliminated our indebtedness to Associated Bank, and (iii) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.  We relied on a fair market value appraisal of the property in determining the amount of such consideration.  Also in connection with the transaction, we issued a warrant to PKM, originally with a five-year term, to purchase 350,000 shares of our common stock at an exercise price of $0.625 per share.  This warrant had an allocated fair value of $89,602.

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

Due to our continued involvement with the property, including the ability to buy back the property at a future date, the transaction is accounted for as a financing of the property sold and leased back.  Accordingly, the net book value of the facility and land sold to PKM with a net book value of $759,146 continues to be presented as part of our property, plant and equipment balance.  The related-party lease obligation of $3,528,430 at January 31, 2004, represents the minimum amounts due PKM for the initial ten-year term discounted at 4.4 percent and additional payments to be paid to PKM for the Dakota Electric Association and Dakota County obligations assumed by PKM.

On July 8, 2003, under the terms of a term debt transaction, we established a one-year $1.0 million term debt with PKM.  The line, which requires the payment of interest at a rate of 10.0 percent per year, matures on May 27, 2004, and is collateralized by substantially all of our assets.  As additional consideration for the financing, we issued to PKM two ten-year warrants for the purchase of an aggregate of 380,357 shares of our common stock at an exercise price of $0.70 per share with terms and conditions that include weighted-average anti-dilution rights.  We agreed to extend the term of 700,000 previously issued warrants from five years to ten years.  The allocated fair value of the warrants issued prior to July 31, 2003, and the incremental value of the existing warrants was $383,361, and was accounted for as a discount on the borrowings under the bridge debt.  This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet, is being amortized as interest expense over the eleven-month term of the debt.  We also agreed to modify these warrants to conform to the terms of the warrants issued as part of this bridge debt financing.

In a simultaneous transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser (“Hauser”) pursuant to a one-year subordinated note with an interest rate of 10.0 percent per year.  Pursuant to an intercreditor agreement with PKM, the loan is collateralized by substantially all of our assets.  We issued to Hauser a ten-year warrant for the purchase of 380,357 shares of our common stock on terms comparable to the PKM warrants described above.  As a result of the transaction, Hauser became the beneficial owner of approximately 10.3 percent of our securities.

In November 2003, we amended the one-year $1.0 million term debt with PKM initiated on July 8, 2003, to provide for an additional $500,000 of borrowing under the same terms.  We issued, as additional consideration, a ten-year warrant to purchase 77,381 shares of our common stock at an exercise price of $1.68 per share with terms and conditions that include weighted-average anti-dilution rights.

In November 2003, we also entered into a loan agreement and borrowed $500,000 from Draft Co. (“Draft”), an unrelated third party, pursuant to a note maturing June 30, 2004, which bears interest at a rate of 10.0 percent per year.  The loan is collateralized by substantially all of our assets pursuant to a restated intercreditor agreement among PKM, Hauser and Draft.  We issued to Draft warrants to purchase a total of 90,909 shares of our common stock at an exercise price of $1.43 per share with terms and conditions comparable to the PKM warrants described above.

We expect that our operating losses and negative operating cash flow will continue into fiscal year 2005 as we continue increasing our corporate staff to support the development and launch of our atrial fibrillation technology and heart valve repair products, and add marketing programs domestically and internationally to build awareness of and create demand for our Omnicarbon heart valves.  We anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon the speed at which we are able to expand our distribution capability in domestic and international markets and the availability of financing.

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

•                  we experience substantial difficulty in gaining U.S. market acceptance or delays in obtaining FDA clearance of our proprietary carbon coating process for heart valves sold in the U.S. market.

Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing early in calendar year 2004.  We are currently seeking to raise between $3,000,000 and $5,000,000 of additional equity or debt financing to fund our operations and working capital requirements for the next 9 to 12 months.  We also anticipate that we will need to raise additional capital later in calendar year 2004.  We expect to face substantial difficulty in raising funds in the current market environment, and we cannot provide any assurance that such additional financing will be available on terms acceptable to us or at all.  In addition, we will need to obtain additional capital prior to the maturity of our $500,000 debt with Draft on June 30, 2004, or otherwise extend or restructure this debt to continue operations.

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

•               reduce our reliance upon financing transactions; or

•               enable us to continue operations.

Commitments and Contingent Liabilities

Snia S.p.A. Carbomedics (formerly Sulzer Carbomedics).  In July 1998, we entered into a three-year supply agreement with Snia S.p.A. Carbomedics, the source of certain raw material components used to manufacture our Omnicarbon 3000 heart valves.  The supply agreement was extended for an additional two years in March 2001.  The agreement provided that we purchase a minimum number of raw material units each calendar year through December 2003.  Under the terms of the agreement, we were required to compensate Snia S.p.A. Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  We did not meet the minimum purchase requirements for the past four calendar years.  As a result, we expensed $51,986 in the quarter ended January 31, 2004, and $83,613 in the quarter ended January 31, 2003, related to these purchase shortfalls.  For the first nine months of fiscal year 2004, we expensed $137,967 compared to $113,738 during the first nine months of fiscal year 2003.  These charges were reflected in cost of goods sold.  Future purchase shortfalls could adversely affect our ongoing relationship with Snia S.p.A. Carbomedics.

Related Party Lease Obligation.  On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota, to PKM.  In connection with the transaction, we received total consideration of $3.84 million consisting of (i) $1.0 million in cash, (ii) PKM’s assumption of our $2.5 million outstanding indebtedness to Associated Bank which eliminated our indebtedness to Associated Bank, and (iii) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.

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

Consulting.  We entered into an employment separation agreement with an officer in September 2003, which provides for consulting services through April 2004.

Short-Term Debt with Related Parties.  We entered into an agreement with PKM and another shareholder in early July to provide $2.0 million of bridge financing.  We previously established a line of credit in January 2003 with PKM.  As noted above, PKM is an entity controlled by a principal shareholder, who also serves on our board of directors.

Atrial Fibrillation Technology Purchase Agreement.  We entered into an agreement with LightWave Ablation Systems, Inc. (“LightWave”) in August 2003 to purchase technology for the treatment of atrial fibrillation.  We issued 15,000 shares of common stock and made an initial payment of $10,000 to LightWave for the worldwide technology distribution rights.  Pursuant to terms of the agreement, additional cash payments may be made and warrants to purchase shares of our common stock may be issued to LightWave in the event that we meet certain development and marketing milestones, including obtaining a CE Mark, completion of a FDA 510(k) filing and the company meeting certain revenue milestones.

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Snia S.p.A. Carbomedics	$171,301	$171,301	$	$
Related Party Lease Obligation(1)	3,509,100	360,000	828,000	2,321,100
Clinical Studies	10,100	10,100
Consulting	17,308	17,308
Atrial Fibrillation Technology Purchase Agreement	30,000		30,000
Short-Term Debt with Related Party	2,443,333	2,443,333
Other Short-Term Debt	500,000	500,000
TOTAL CONTRACTUAL OBLIGATIONS	$6,681,142	$3,502,042	$858,000	$2,321,100

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

PART II     OTHER INFORMATION

ITEM 1        Legal Proceedings

As of March 22, 2004, we were not a party to any material litigation.

ITEM 2        Changes in Securities

(a)          Not applicable.

(b)         Not applicable.

(c)            On November 13, 2003, we issued to PKM Properties, LLC, an entity controlled by Paul K. Miller, a member of our board of directors and the largest beneficial owner of our securities, a ten-year warrant to purchase 77,381 shares of our common stock at an exercise price of $1.68 per share.  We issued this warrant in consideration of amendment to the one-year $1.0 million term debt arrangement with PKM, which provided for an additional $500,000 of borrowings.

On November 24, 2003, we issued to Draft Co., an unrelated third party, ten-year warrants to purchase 90,909 shares of our common stock at an exercise price of $1.43 per share.  We issued this warrant in consideration of a loan agreement to borrow $500,000, pursuant to a note maturing June 30, 2004, which bears interest at a rate of 10.0 percent per year.

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

ITEM 4        Submission of Matters to a Vote of Security Holders

None.

ITEM 5        Other Information

Not applicable.

ITEM 6        Exhibits and Reports on Form 8-K

(a)         Exhibits

See Index to Exhibits.

(b)        Reports on Form 8-K

On December 9, 2003, the registrant furnished a Current Report on Form 8-K (under Item 12) regarding its release of material non-public information relating to its results of operations for the fiscal period ended October 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: March 22, 2004	By	/s/ Blair P. Mowery
Blair P. Mowery
President and Chief Executive Officer

Date: March 22, 2004	By	/s/ John H. Jungbauer
John H. Jungbauer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Warrant Agreement to purchase 77,381 shares of common stock issued by the Registrant to PKM Properties, LLC, dated November 13, 2003.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.