Form 10KSB
period 2004-04-30
MEDICALCV INC
filed 2004-07-29
CIK 1144284

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-33295

MedicalCV, Inc.

(Name of Small Business Issuer in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer’s revenues for its most recent fiscal year were $3,410,975.

The aggregate market value of the common equity held by non-affiliates of the issuer as of July 23, 2004, was approximately $11,727,222, based upon the sale price of one unit on such date.

As of July 23, 2004 the issuer had outstanding 10,730,833 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant sold in the issuer’s initial public offering.

DOCUMENTS INCORPORATED BY REFERENCE

None.

We have used, and therefore claim common law rights in, the following trademarks:

GLIDETHRU, ULTRAPURE and ATRILAZE.

We also have Federal Registration for the marks:

MEDICALCV, OMNICARBON and INTERFACE.

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

PART I

ITEM 1             DESCRIPTION OF BUSINESS

Overview

Our primary objective is to develop cardiac products for improved patient outcomes by early treatment of cardiac disorders.  Historically, we have developed, marketed and sold mechanical heart valves known as the Omnicarbon® 3000 and 4000 heart valves.  Our long-range strategy, however, is to achieve profitability by diversifying into high growth markets in cardiothoracic surgery.  Near-term, we plan to develop and introduce products targeting treatment of atrial fibrillation and heart valve repair.

We currently sell the Omnicarbon 3000 valve in the U.S. and Japan, and the Omnicarbon 4000 internationally.  The Omnicarbon 3000 is manufactured using pyrolytic carbon components manufactured by a third party, with the remaining manufacturing completed by our company.  In contrast, the Omnicarbon 4000 is completely manufactured by us, which includes our proprietary carbon coating process.  We are seeking an amendment from the U.S. Food and Drug Administration (“FDA”) to the Omnicarbon PMA to use our own proprietary carbon coating process, which we believe will be obtained by late calendar year 2004.  Such approval would allow us to sell the Omnicarbon 4000 in the U.S., and thereby enable us to significantly decrease the manufacturing cost of the Omnicarbon heart valves sold in the United States.  We believe our proprietary carbon coating technology, excellent record of quality and the established superior clinical performance of the Omnicarbon valve versus leading mechanical heart valves give us a strategic position for worldwide growth.

Approximately 36,000 Omnicarbon heart valves have been implanted worldwide.  Sales of heart valves have been primarily to customers in Europe, South Asia, the Middle East and the Far East.  Although we derived 43 percent of our net sales in fiscal year 2004 from Europe, we have established a U.S. sales organization, consisting primarily of independent sales representatives who are experienced in marketing products to cardiothoracic surgeons.  We commenced marketing the Omnicarbon 3000 heart valve in the U.S. in late January 2002.

To reduce our dependence on sales of heart valves, we have developed a strategy to broaden our product offerings to the cardiothoracic surgeon by developing, acquiring or licensing additional technologies.  In August 2003, we acquired a technology platform for the treatment of atrial fibrillation from LightWave Ablation Systems, Inc., a private research-based corporation focused on new devices for the treatment of cardiovascular diseases.  Atrial fibrillation is a common irregular heart rhythm condition among the U.S. population and is a significant, worldwide healthcare challenge.

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

Industry Trends

We compete in the large, growing market of cardiovascular medical devices, which is a global market place.  Revenue growth globally for cardiovascular medical devices is projected to be in the range of 8 to 10 percent for the next several years.  The developing markets are projected to consume an increasing percentage of the world’s production of medical devices as the economies of these countries strengthen.  The developing countries are projected to be the fastest-growing markets for medical devices in the world, averaging 10 to 15 percent growth per year.

Cardiovascular disease is one of the most prevalent diseases in the world, as well as the leading killer in the industrialized world.  As a result, the market for cardiovascular implants is large and growing.  Heart disease is the major cause of death and morbidity in most developed countries, and the aging population in these countries will fuel this trend.  Many developing countries are now spending more money on healthcare and starting to use or implant significant numbers of devices targeted at cardiovascular disease.

We believe there are a number of factors that will influence market trends in the worldwide cardiovascular surgery category:

•                                         The global population is aging; heart disease will continue to be the major cause of death in most developed countries

•                                         As developing countries continue to increase spending on healthcare and build out capacity for cardiac surgery, their consumption of cardiovascular devices will increase; the prevalence of rheumatic fever in these countries will further increase this trend with regard to heart valve disease

•                                         Worldwide price pressures on healthcare will force innovations in marketing new products and manufacturing efficiencies

•                                         The medical community is increasingly recognizing the benefits of and need for early intervention in conditions that may lead to congestive heart failure such as atrial fibrillation and valve disease

•                                         Minimally invasive, beating heart and robotic surgeries will become more common, making it possible to offer surgical interventions in patients too ill to undergo open heart surgery and may encourage patients with heart disease to undergo procedures earlier in the course of treatment

•                                         Cardiothoracic surgeons will be receptive to products and procedures that will enable them to regain business from interventional cardiologists

•                                         The global market for cardiovascular devices is generally controlled by large companies

•                                         The pendulum of market preference for tissue versus mechanical heart valves has been moving in the direction of tissue valves for several years and may be near or at its peak

In order to achieve and maintain global leadership in the cardiovascular device market, we believe, there are several strategic prerequisites for long-term success:

•                                         Control over technology allowing innovation in product development

•                                         Production efficiencies:  low cost production

•                                         Global presence, including developing countries

•                                         Bundling of cardiovascular device products

We are positioning ourselves to achieve the first three criteria and will be developing new product offerings to achieve bundling capabilities long-range.

Product and Technology Diversification

Our company acquired a laser-based technology platform in August 2003 for the treatment of atrial fibrillation which will provide a basis for us to develop products for entry into a market that is estimated at $250 million in open chest applications and over $1.0 billion in minimally invasive applications.  Atrial fibrillation (“AF”) is a common irregular heart rhythm condition among the U.S. population and is a significant, worldwide healthcare challenge.  AF is one of the major precursors to congestive heart failure and can be partially traced to concomitant damage to the heart from a heart attack (myocardial infarction or “MI”) and/or diseased valves, all of which can create an enlarged heart and inappropriate electrical signals.  This technology adds an important long-term growth platform to our company and supports the vision of dealing with conditions at an early stage that can lead to congestive heart failure.  Subject to successful product development and regulatory approval, the technology will be introduced in two stages.  The first stage will involve a product for open heart procedures.  The second stage will focus on a much larger patient population which will be accessible using minimally invasive techniques.

Product Portfolio

Laser Technology for the Treatment of Atrial Fibrillation

Overview

Atrial fibrillation is the most common irregular heart rhythm in the Unites States.  It describes the condition of an abnormal heart rhythm originating in the atria.  Instead of the electrical impulse traveling in an orderly manner through the heart, many impulses begin and spread through the atria causing a rapid and disorganized, chaotic heartbeat.

The occurrence of atrial dysrhythmias, notably AF, is now recognized to have a significant impact on patient morbidity and the economics of healthcare.  The reduction of diastolic ventricular filling associated with AF can increase the occurrence of congestive heart failure and worsen its symptoms.  In addition, patients with AF are subject to wide swings in heart rate, the risk of thromboembolism and stroke, and the complications associated with chronic anticoagulation.  Termination of AF and restoration of sinus rhythm, where the heart beats with a normal rhythm, have a direct clinical impact on decreasing patient morbidity, improving functional activity and decreasing the cost of healthcare.

Non-Surgical Ablation of Atrial Fibrillation

The three major goals of medical treatment of AF are restoration of normal sinus rhythm, control of ventricular rate, and prevention of blood clot formation.  Procedures and therapies that are currently used to treat AF have high risk factors to patients.  Surgical procedures are highly invasive and drug therapies must be taken continuously and can have side effects for the patient.

Currently there are several ablation devices for the surgical treatment of atrial fibrillation.  Radio frequency (“RF”) is the most frequently used energy source, but suffers from some significant draw backs, including wide ablation lines and the inability to ablate on a beating heart.

Other devices utilize microwave, cryoablation, ultrasound, and laser.  Laser enables the creation of very thin lesion lines, reducing collateral tissue damage.  This is important as there have been several cases of collateral damage with RF which has led to restrictions on its use in at least one major country in Europe.  The laser’s major surgical advantage is that it can be used on a beating heart, thus avoiding cardiopulmonary bypass, which could access a much larger patient market.

Though devices have been on the market for a number of years, this surgical technique is only now gaining popularity.  A quickly growing number of surgeons have adopted this procedure into their practice.

Regulatory Requirements

The U.S. regulatory pathway for our laser technology is a 510(k) submission.  This requires the necessary safety and performance testing.  However, no specific treatment claims can be made.  This is the same pathway Medtronic, Edwards Lifesciences Corp. and Boston Scientific Corp. have taken to expedite commercialization of open chest atrial fibrillation products.  It normally takes from six to twelve months for the FDA to review and clear a 510(k) submission.  In May 2004, we submitted a 510(k) for the current device configuration and manufacturing process.  If it is determined that we would like to make specific treatment claims, a post-market IDE can be submitted, subject to approval of our 510(k) submission.  We will use the knowledge gained from open chest procedures to begin clinical work on the minimally invasive system.  For distribution in the European Community, the CE Mark will require the preparation of a technical dossier to submit to the European Union’s Notified Body (TÜV Product Service).

The equipment portion of the system must meet several ASME and UL safety requirements to be tested by a third party.

See “Government Regulation” for a more detailed discussion of the regulatory processes applicable to our products.

Conclusions

We believe that the surgical treatment of AF is gaining acceptance by the cardiothoracic community.  The success (absence of atrial fibrillation) without pharmacological agents at six month follow-up is 50 to 90 percent.  This is equivalent to, or better than, catheter-based procedures, depending upon the procedure or device used.

Laser energy to treat AF offers advantages over non-laser technology because it the current competition.  It can consistently create a very thin (3mm) transmural lesion.  The lesion successfully blocks the inappropriate electrical signals.  The lesion can be made epicardially (outside of the heart) on a beating heart.  It limits the risk of perforating nearby tissue due to the physics of this energy source.

Assuming successful product development and regulatory approval(s), we plan to sell the new atrial fibrillation ablation laser into a market that we believe will approximate two times the size of the projected worldwide mechanical heart valve market by 2008.  The potential sales of this device may surpass those of the Omnicarbon valve, adding considerable revenue, especially if a device for minimally invasive procedures is developed.  We believe surgeons are eager to enter this field.  We intend to change the perception of our company from old technology to innovator, with the goal of becoming an industry leader in the AF ablation market.

Heart Valves

Our current lead product platform is mechanical heart valves.  We manufacture two tilting disc (monoleaflet) heart valves:  the Omnicarbon Series 3000 and the Omnicarbon Series 4000.  Our sales strategy has been to market through independent distributors internationally and manufacturer’s representatives domestically.

Both versions of the Omnicarbon valve address the primary needs of replacing dysfunctional or degenerated heart valves.  Our tilting disc design consists of a single, hingeless disc contained within a one-piece housing.  Data from independent clinical studies have demonstrated that the Omnicarbon valve offers significant advantages in complication rates compared to popular bileaflet heart valves currently on the market.

Omnicarbon 3000 valves were granted approval for sale in the U.S. by the FDA in July 2001, and we launched this version in the U.S. in early calendar year 2002.  Omnicarbon 3000 valves are manufactured using pyrolytic carbon components that we purchase from a third party.

Our Omnicarbon heart valves are designed to replace heart valves that have been made defective by disease or congenital origin.  Cardiovascular disease is one of the most prevalent diseases in the world and is a leading cause of death in humans.  The aging population in most developed countries will fuel the market for cardiovascular implants.  Developing countries and eastern European countries are expected to increase spending on health care and may increase their consumption of mechanical heart valves due to the prevalence of rheumatic fever and other diseases.  These global markets for cardiovascular devices are characterized by large multinational manufacturers and industry consolidation.  Among the major product segments are pace makers, heart valves, angioplasty products, coronary stents and the emerging market of atrial fibrillation products.  A number of the major manufacturers, such as Medtronic, Inc., St. Jude Medical, Inc., Guidant Corp. and Boston Scientific, Inc., have medical device lines which include all or most of these products.

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

Heart Valve Repair System

In October 2002, we acquired from Segmed, Inc., a new annuloplasty technology for the repair of mitral and tricuspid heart valves.  During fiscal years 2003 and 2004, we completed engineering on the product, tested the product, and in November 2003, submitted a 510(k) application to the FDA.  The product (prototypes) was successfully implanted in eight patients in Europe.  Given our other product opportunities, and the financial obligations associated with going forward with this product, we are currently re-evaluating its commercial viability.  We are also evaluating other technologies for heart valve repair on a beating heart.  If we do not pursue commercialization of this technology, the inventor may obtain, upon request, a non-exclusive license to utilize the technology.

Patents and Proprietary Rights

We believe strongly in protecting our intellectual property and will seek patent protection for new products and processes under development whenever we believe it is advisable.  We have one U.S. patent on our pyrolytic carbon coating apparatus and two foreign patent applications.  Our atrial fibrillation technology has one U.S. patent application.  Our current patents will begin to expire in 2015.  We cannot assure you that any patents held by us will be valid, enforceable or otherwise be of value to us in relation to products of our competitors or the market in general, or that any patent for which we have applied or may apply will be granted.  Obtaining patent coverage for our AF technology will be critical to the success of our AF product.

We have no patents covering the design of our Omnicarbon heart valves and we do not intend to seek such patents.  Because heart valves of this design have been sold in the marketplace for many years, patent protection is no longer obtainable.  We do not believe that protecting the design of a heart valve is critical for the success of a heart valve manufacturer.  We believe that the key to success lies in a vertically integrated infrastructure, the soundness of design, clinical safety and efficacy of performance of the heart valve and the manufacturer’s ability to successfully build product awareness.

We also rely upon trade secrets and proprietary manufacturing know-how.  We require our technical employees and consultants to agree in writing to keep our proprietary information confidential and, with certain limitations, to assign all inventions relating to our business to us.

We have used, and therefore claim common law rights in, the following trademarks:  GLIDETHRU, ULTRAPURE and ATRILAZE.  We also have a Federal Registration for the marks: MEDICALCV, OMNICARBON and INTERFACE.

Marketing and Sales

Our sales and marketing plan focuses on:

•                                         creating widespread awareness of and demand for our products among cardiovascular surgeons, cardiologists and medical treatment organizations that make medical device purchasing decisions;

•                                         capitalizing on our quality record without design failure or product recall;

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

•                                         capitalizing on trends that influence the worldwide cardiovascular market, such as the increased number of cardiovascular surgical procedures due to the aging population and increases in health care spending in developing countries and eastern Europe; and

•                                         expanding our product offering for the cardiothoracic surgeon.

Our goal is to reach cardiothoracic surgeons, organizations that make purchasing decisions with regard to medical devices and third party payers who pay for such treatment to make them aware of the advantages of our product.  To reach these groups, we are using our corporate marketing and technical personnel, sales managers, sales representatives and clinical advisory board members.  In addition, we:

•                                         support various clinical studies;

•                                         exhibit our products at major cardiovascular meetings;

•                                         host a website targeting both physicians and patients.

United States.  As of April 30, 2004, our U.S. sales were supported by 19 independent sales representatives located throughout the U.S., who are experienced in marketing medical devices to cardiothoracic surgeons.  We provide to our sales representatives training programs, marketing aides, educational materials for the medical community and sales literature.

International.  We market and sell our products primarily in Europe, South Asia, the Middle East and the Far East.  As of April 30, 2004, we had a network of 37 distributors.  We generally require no collateral from our customers with respect to trade accounts receivable.  We maintain an allowance for doubtful accounts based upon our historical experience and the expected collectibility of all accounts receivable.

Manufacturing and Supply

We manufacture and assemble our products at our facility in Inver Grove Heights, Minnesota.  We manufacture our Omnicarbon 4000 heart valve in its entirety, utilizing our proprietary pyrolytic carbon process.  We assemble our Omnicarbon 3000 heart valve using our own proprietary suture ring and pyrolytic carbon components purchased historically from Snia S.p.A. Carbomedics.  We plan to purchase components to our specifications and assemble them in our facility for our atrial fibrillation products.

Pyrolytic carbon has been used in mechanical heart valves for approximately 30 years.  Pyrolytic carbon coating on such components as heart valve housings and heart valve leaflets is formed by the pyrolysis of carbon.  We began to develop our own pyrolytic carbon coating process in 1995.  Our process involves heating propane to a high temperature, which breaks it down into hydrogen and carbon.  The hydrogen is then vented and the carbon atoms are deposited on the surface of graphite substrate shaped as a disc or housing ring.  Pyrolytic carbon coating has greater blood compatibility compared to other materials historically used in heart valves, resulting in a lower incidence of thromboembolism and other potential complications.  Pyrolytic carbon components have been tested to last longer than any patient’s lifetime.  We also manufacture knitted, seamless Teflon® tubings which are used in constructing suture rings to correspond with various heart valve sizes.  We have developed and instituted a complete, vertically integrated manufacturing and quality control system for our Omnicarbon 4000 heart valves.  The pyrolytic carbon components we have purchased from Snia S.p.A. Carbomedics for our Omnicarbon 3000 heart valves are tested under the same rigorous requirements as our Omnicarbon 4000 heart valves.

We ship all of our products from our facility either to distributors or directly to hospitals.  We generally do not have a significant backlog of orders and maintain a sufficient inventory of products which enables us to ship within 24 to 48 hours of receipt of orders.

We assemble our Omnicarbon 3000 and 4000 heart valves in a controlled clean room environment in our facility, where we fabricate the sewing cuff, conduct final cleaning and inspection and package the finished heart valves.  The packaged heart valves are then sterilized.  We believe that our manufacturing facilities meet applicable standards for “good manufacturing practices” established by the FDA and other applicable government standards.  In the normal course, our facility is frequently subject to inspections by the FDA and foreign regulatory agencies in connection with their reviews of our products.

We believe that the raw materials and components used in manufacturing our Omnicarbon 4000 heart valves are readily available.  However, we have purchased the pyrolytic carbon parts for our Omnicarbon 3000 heart valves only from Snia S.p.A. Carbomedics, a supplier whose materials and manufacturing meet FDA regulations for inclusion in our medical devices.  We had purchased these components under an original equipment manufacturing supply contract which expired in December 2003.  Under this contract, we were obligated to purchase minimum quantities of carbon-coated components, manufactured pursuant to our specifications, exclusively from Snia S.p.A. Carbomedics.  We have not renewed this contract and we have no other supplier of pyrolytic carbon parts for our Omnicarbon 3000 heart valves; however, we believe we have sufficient Omnicarbon 3000 heart valves to carry us through FDA premarket approval of our Omnicarbon 4000 valves for sale in the U.S.  Nevertheless, we may be required to negotiate for future product purchases from Snia S.p.A. Carbomedics.

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

The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers’ required reports of adverse experiences to identify potential problems with FDA-authorized devices.  Some of the products that we intend to develop and market can be cleared under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  The process of obtaining Section 510(k) clearance typically requires less time and expense than the premarket approval process.  Section 510(k) clearance normally takes from six to twelve months, but can take years, and generally requires the submission of supporting data, which in some cases can be extensive.  In addition, the FDA may require review by an advisory panel as a condition for Section 510(k) clearance.  We intend to rely on the Section 510(k) process with regard to certain products, such as our atrial fibrillation technology.  However, we may develop and produce enhancements to our products that will require clearance under the FDA’s lengthier and expensive premarket approval process, which can take a number of years and can require extensive supporting documentation.  If we encounter difficulties in the premarket approval process, the commercial marketing of a product could be substantially delayed or prevented.

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

To market our products in countries of the European Union, we are required to obtain CE mark certification.  CE mark certification is the international symbol of adherence to certain quality assurance standards and compliance with European medical device directives.  In June 1995, we received ISO 9001 and EN 46001 qualification of our quality system for our manufacturing processes in our facility in Inver Grove Heights,

Minnesota.  We obtained the CE mark for our Omnicarbon 3000 heart valve on June 27, 1995, and for our Omnicarbon 4000 heart valve on April 8, 1999.

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

Competition

The cardiovascular device market is highly competitive, with St. Jude Medical, Inc. supplying the majority of mechanical heart valves sold worldwide.  Other competitors in the mechanical heart valve field include Snia S.p.A. Carbomedics, Edwards Life Sciences, Inc., Medtronic, Inc., Sorin Biomedica spa in Italy, ATS Medical, Inc. and MCRI, Inc.  In addition to many of the companies mentioned above, Boston Scientific Corp. and Guidant Corp. are developing products for the treatment of AF.  Our competitors in the mechanical heart valve field also offer repair products.  All of these competitors have:

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

Most of our competitors manufacture bileaflet heart valves for which there is a market preference.  Some of these competitors also market tissue heart valves and are currently pursuing new mechanical heart valve designs, biocompatible coatings for mechanical heart valves, longer lasting tissue heart valves and surgical alternatives to implanting prosthetic heart valves.  It is possible that developments by our competitors could render our heart valves, atrial fibrillation technology and/or other future products obsolete.  We cannot assure you that we will be able to compete against such competitors.

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

Employees

As of April 30, 2004, we had 36 full-time employees, including 24 who were in manufacturing and research and development, and the remainder of who were in administration, regulatory/clinical and sales/marketing.  We are not a party to any collective bargaining agreement and believe that our relations with employees are good.

ITEM 2             DESCRIPTION OF PROPERTY

We lease a 55,000 square foot production and administrative facility located in Inver Grove Heights, a suburb of Saint Paul, Minnesota.  Our facility has approximately 8,000 square feet of general office space and over 32,000 square feet of manufacturing space.  Our facility also includes over 9,500 square feet of controlled environment rooms and necessary support areas for producing and assembling our products.  Our facility is subject to inspection by the FDA and foreign regulatory agencies as part of their product marketing clearance and surveillance programs.  In April 2003, this facility was sold in a Property Financing transaction to PKM Properties, LLC, an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities.  We signed a lease with an initial 10-year lease term, with options to renew or repurchase the facility.  See the notes to our Consolidated Financial Statements for the year ended April 30, 2004.

ITEM 3             LEGAL PROCEEDINGS

As of July 23, 2004, we were not a party to any material litigation.

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of July 23, 2004.  Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office.

Name	Age	Position with MedicalCV
Lawrence L. Horsch	69	Chairman of the Board and Acting Chief Executive Officer
John H. Jungbauer	55	Vice President, Finance, Chief Financial Officer and Secretary
Richard W. Kramp	59	President and Chief Operating Officer

Lawrence L. Horsch, who became our Acting Chief Executive Officer in April 2004, became one of our directors and Chairman of the Board in August 2003.  He served as a director of Boston Scientific Corporation from February 1995 to May 2003.  He was one of the founding directors of SciMed Life Systems, Inc. and served as Chairman of the Board from 1977 to 1994, and Acting Chief Financial Officer from 1994 to 1995.  Since 1990, Mr. Horsch has served as Chairman of Eagle Management & Financial Corp., a management consulting firm.  Mr. Horsch has been involved as a director or consultant to numerous early-stage companies in the Twin Cities area.

John H. Jungbauer joined our company as Vice President, Finance, Chief Financial Officer and Secretary in February 2004.  Mr. Jungbauer came to our company with over 26 years of experience in financial management and long-range planning, international financial/treasury operations, information technology systems.  From 1990 to 2002, Mr. Jungbauer was Vice President of Finance and Chief Financial Officer with ATS Medical, Inc.  During 1988 and 1989, he was Executive Vice President of Titan Medical, Inc.  From 1977 to 1987, he held several financial management positions at St. Jude Medical, Inc., including Vice President of Finance and Chief Financial Officer from 1981 to 1987.

Richard W. Kramp joined us as Vice President of New Technology Development in December 2003, became President of our New Technology Division in April 2004, and became Chief Operating Officer in July 2004.  He has over 30 years of experience in the medical device field.  From 1988 to 2003, Mr. Kramp was with ATS Medical, Inc., where he served as the Chief Executive Officer and Chief Operating Officer.  He has extensive experience in the development and sales of technical products.  Prior to ATS, Mr. Kramp served nine years at St. Jude Medical, Inc., with seven of those years as Vice President of Sales and Marketing.  Mr. Kramp has also held management positions at Life Instruments, Inc. and Cardiac Pacemakers Inc./Guidant, Inc.

PART II

ITEM 5             MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our units were listed on The Nasdaq SmallCap Market under the symbol “MDCVU” from the completion of our initial public offering in November 21, 2001, until March 19, 2003.  Our units are now traded under the same symbol on the OTC Bulletin Board (“OTCBB”).  Each publicly traded unit consists of one share of common stock and one Class A Warrants to purchase a share of our common stock for $6.50.  The following table sets forth the approximate high and low closing prices as reported by The Nasdaq SmallCap Market and the approximate high and low bid prices as reported by the OTCBB for our units for the periods indicated.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
Fiscal Year 2003
First Quarter	$2.45	$0.55
Second Quarter	$1.44	$0.60
Third Quarter	$1.15	$0.55
Fourth Quarter	$1.01	$0.25
Fiscal Year 2004
First Quarter	$1.55	$0.30
Second Quarter	$2.45	$1.40
Third Quarter	$2.60	$1.15
Fourth Quarter	$2.30	$1.10

As of May 31, 2004, we had 130 shareholders of record and approximately 330 beneficial owners.

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

Sales of Unregistered Securities during the Fourth Quarter of Fiscal Year 2004

On February 3, 2004, we issued to PKM a ten-year warrant to purchase 330,933 shares of our common stock at an exercise price of $2.00 per share.  We issued this warrant in connection with the extension of the maturity date of the January Discretionary Credit Agreement to June 30, 2005.

On February 3, 2004, we issued to Peter L. Hauser a ten-year warrant to purchase 136,000 shares of our common stock at an exercise price of $2.00 per share.  We issued this warrant in connection with the extension of the maturity date of the $1.0 million Hauser financing to June 30, 2005.

Between February 2004 and May 2004, we conducted a private placement to accredited investors of units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock.  We sold 2,730,763 units for aggregate gross proceeds of $4,014,222.  The five-year warrants sold with the common stock are exercisable to purchase an aggregate of 2,730,763 shares of common stock at an exercise price of $1.60 per share.  In connection with such placement, we issued our agent a five-year warrant to purchase 123,272 units at an exercise price of $1.8375 per share, paid our agent cash commissions of $181,210 and paid our agent a non-accountable expense allowance of $67,954.  In connection with such placement, we issued our finder a five-year warrant to purchase 95,189 units at an exercise price of $1.8375 per unit, paid our finder a finder’s fee of $140,928 and reimbursed our finder for expenses of $4,163.  The warrants underlying the unit warrants issued to the agent and the finder are exercisable for a period of five-years at an exercise price of $1.8375 per share.

Each of the foregoing issuances was made in reliance upon the exemption provided in Section 4(2) and/or the safe harbor provided by Rule 506 of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act.  In addition, the recipients of such securities received, or had access to, material information concerning MedicalCV, Inc., including, but not limited to, our reports on Form 10-KSB, For 10-QSB and Form 8-K, as filed with the SEC, including amendments to such reports.  Other than as noted above, no underwriting commissions or discounts were paid with respect to the issuances of such securities.

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

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements.  Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us.  We caution you to keep in mind the cautions and risks described in our Cautionary Statement as well as those discussed elsewhere in this Form10-KSB and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear.

Overview

We are a cardiovascular surgery device company.  For the past several years substantially all of our revenue has come from the sale of mechanical heart valves known as the Omnicarbon® Series 3000 (“OC3000”) and Series 4000 (“OC4000”), which we manufacture and market.  Our heart valves are used to treat heart failure caused by the aging process, heart diseases, prosthetic heart valve failure and congenital defects.  To date, we have distributed the Omnicarbon 3000 and 4000 heart valves primarily in Europe, South Asia, the Middle East and the Far East.

On July 26, 2001, the FDA gave us notice of premarket approval to sell our OC 3000 heart valve in the U.S., the largest geographic market for mechanical heart valves.  In the nearly three years since then we have recorded a cumulative revenue of approximately $900,000 from U.S. sales of the OC 3000.  During those same three years we have invested heavily in recruiting and training U.S. distributors and promoting the valve to U.S. surgeons.

The worldwide heart valve market is highly competitive.  In addition, technology and competitive offerings, such as new tissue heart valves, place increased pressure on us as we seek to increase our market share and revenue.  For more information regarding these risks, you should review our Cautionary Statement.

We are also attempting to add other cardiovascular products.  In August 2003, we acquired a laser-technology platform which we hope to develop into products that will be used for the surgical treatment of atrial fibrillation from LightWave Ablation Systems, Inc.  We have applied for FDA 510(k) clearance to market this device for soft tissue ablation including cardiac ablation and, assuming receipt of such clearance, we expect to begin commercialization of our initial AF treatment in the fall of 2004.  We expect to build on this technology to develop a second product for minimally invasive, beating heart treatment of atrial fibrillation.  This application will require substantially more development and rigorous regulatory submissions including opening an IDE, conducting a clinical study and filing a PMA.  We believe these and other products we may acquire or develop are critical to increasing revenues and reducing losses and ultimately achieving profitability.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  We have identified the following critical accounting policies and estimates utilized by management in the preparation of our financial statements: revenue recognition, accounts receivable allowance, inventory obsolescence and deferred income tax assets.  Actual amounts could differ significantly from management’s estimates.

Revenue Recognition.  We recognize revenue using guidance from SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.”  Revenue from the sale of our mechanical heart valves is recognized provided that we have received a written order, the price is fixed, title has transferred, collection of the resulting receivable is probable and there are no remaining obligations.  Transfer of title occurs for substantially all international sales upon shipment.  Our products are not subject to any customer acceptance process.  There are no rights of return unless the product does not perform according to specifications.  In the United States we consign valves to hospitals and record the sale when the hospital notifies us of patient implant.  In prior periods, we paid marketing support to distributors in some markets.  Such payments are reported as a reduction in our revenues in accordance with EITF 01-9.

Accounts Receivable Allowance.  In determining the adequacy of our allowance for doubtful accounts, management considers a number of factors, including the aging of our receivable portfolio, customer payment trends, the financial condition of our customers and economic conditions in our customers’ countries.  Our analysis in determining the allowance for doubtful accounts is performed by management on a customer-by-customer basis.  Although our recorded allowance includes our best estimates, we cannot predict the resolution of these matters with certainty.  As of April 30, 2004 and April 30, 2003, our allowance for doubtful accounts was $102,869 and $113,295, respectively.

Inventory Obsolescence.  In determining the appropriate carrying value of our inventories, management considers a number of factors, including the aging of our inventory, recent sales trends, industry market conditions and economic conditions.  Our analysis requires us to estimate revenues by type of mechanical heart valve.  Although adjustments to the carrying value of our inventories reflect our best estimates, the estimates require a large degree of judgment.  During the fiscal year ended April 30, 2004, we recorded a provision for inventory obsolescence of $125,563.

Deferred Income Tax Assets.  In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that our deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of our net operating loss and credit carryforwards, which comprise the majority of the deferred tax assets.  As of April 30, 2004, we had established a valuation allowance of $7,659,740 to fully offset our deferred tax assets due to uncertainty about generating sufficient future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of future changes in ownership.

Results of Operations as a Percentage of Total Revenue for the Fiscal Years Ended April 30, 2004 and 2003

Our operating results, expressed as a percentage of total revenue, were as follows:

	Year Ended April 30,
	2004	2003

Net sales	100.0%	100.0%
Cost of goods sold	64.6%	70.1%

Gross profit	35.4%	29.9%

Operating expenses:

Sales and marketing	58.5%	89.5%
General and administrative	70.2%	71.2%
Engineering and regulatory	26.7%	34.0%

Total operating expense	155.4%	194.7%

Loss from operations	(120.0)%	(164.8)%

Other income (expense):

Interest expense	(26.9)%	(18.1)%
Interest income	.2%	.5%
Other income (expense)	(36.1)%	1.4%

Total other expense, net	(62.8)%	(16.2)%

Net loss	(182.8)%	(181.1)%

Results of Operations for the Fiscal Years Ended April 30, 2004 and 2003

Net Sales.  Net sales for the fiscal year ended April 30, 2004, increased 32 percent to $3,410,975 from $2,578,063 for the fiscal year ended April 30, 2003.  Net sales in the U.S. increased 135 percent for the fiscal year ended April 30, 2004, compared to the year ended April 30, 2003.  U.S. sales for the year ended April 30, 2004, represented 19 percent of sales compared to 11 percent of sales for the year ended April 30, 2003.  For the year ended April 30, 2004, sales to our European customers decreased 0.6 percent compared to the prior year.  The percentage decrease for the fiscal year ended April 30, 2004, was affected by the fact that our largest European customer did not purchase any valves in the quarter ended October 31, 2002 (fiscal year 2003).  Sales to our other European customers declined 18 percent for the year ended April 30, 2004 compared to fiscal year 2003.  Unit sales for the year ended April 30, 2004, increased 27 percent compared to unit sales for the year ended April 30, 2003.  Average selling prices increased for the year ended April 30, 2004, compared to the year ended April 30, 2003, primarily as a result of the increase in the proportion of sales made in the U.S. where our selling prices are generally higher than in most European countries, and the increase in total European sales which generate higher selling prices than all other non-U.S. countries.

Substantially all of our sales are denominated in U.S. dollars.  Fluctuations in foreign currency exchange rates have not resulted in significant losses or gains on outstanding trade accounts receivable.  All of our distributors are required to pay for our products in U.S. dollars, other than our Japanese distributor, which pays in Japanese yen, and one European customer, who pays in euros.

Cost of Goods.  We assemble heart valves with components we manufacture for the Omnicarbon 4000 and components supplied by  Snia S.p.A. Carbomedics (“Carbomedics”) for the Omnicarbon 3000.  The cost of self manufactured components is approximately 1/3 the cost of components purchased from Carbomedics.  The cost of self-manufactured components is dependent upon volume.  We have produced level quantities of components during the past two years. Accordingly the cost of self manufactured components has not changed significantly between fiscal years 2003 and 2004.

During the years ended April 30, 2004 and 2003, we were required to purchase minimum quantities of components for the OC3000 from Carbomedics.  Because our sales of the OC3000 did not grow as quickly as we had anticipated, we did not purchase the minimum quantity of components and we incurred penalties payable to Carbomedics totaling $147,434 for the year ended April 30, 2004, and $ 138,738 for the year ended April 30, 2003.  The penalties were charged directly to cost of goods sold.  We believe we will receive FDA approval for our self-production process for the OC4000 during the fiscal year ending April 30, 2005, and have not entered into a new supply agreement with Carbomedics because we expect to begin self-producing the OC4000 and stop selling the OC3000.  We have sufficient inventory of the OC3000 and will not have a similar penalty charged to cost of goods in fiscal year 2005.

Gross Profit.  Gross profit margins in 2004 were 35.4 percent compared to 29.9 percent in fiscal year 2003.  The gross profit on valves we sell in the U.S. is higher than in other geographic regions as we sell directly to hospitals and selling prices in the U.S. are generally higher due in part to government regulations and reimbursement.  Selling prices for heart valves vary significantly around the world.  Our gross profit is subject to fluctuations as the geographic mix of sales fluctuates.  Our gross margin increased in fiscal year 2004 principally because we generated a higher proportion of our fiscal year 2004 revenues from sales to U.S. customers, and a 31 percent increase in sales to our largest European customer from whom we generate higher margins than our other international customers.  Our strategy is to pursue FDA approval of our proprietary pyrolytic carbon manufacturing process in order to lower our cost to produce and market the OC4000 in the U.S.  Due to its lower manufacturing cost, we believe the OC4000 will generate significantly higher gross profit margins when sold in the U.S. than the OC3000 heart valve.  Approximately 70 percent of our inventory at April 30, 2004, was the OC3000, which is made with components purchased from Carbomedics.  Assuming our carbon and manufacturing facility are approved by the FDA, we will be able to sell either the Omnicarbon 3000 or 4000 in all of our current markets with the exception of Japan.  Our gross margin will improve when we sell OC4000s in the U.S., but we intend to continue to sell our remaining inventory of OC3000s.

Sales and Marketing.  For the year ended April 30, 2004, sales and marketing expenses totaled $1,996,406 or 58.5 percent of net sales, compared to $2,307,769 or 89.5 percent of net sales in the fiscal year 2003.  The decrease in sales and marketing expenses and the decrease in sales and marketing expenses as a percentage of net sales related to a more focused Omnicarbon marketing effort in the U.S. and international markets.  The reduction in sales and marketing expenses can be directly attributable to four areas: compensation, travel, consulting and promotional expenses.  We downsized our sales management group which resulted in a $24,264 decrease in travel expense and a $52,938 decrease in employee compensation expense in fiscal year 2004 compared to fiscal year 2003.  We also reduced our use of outside consultants which reduced our consulting expenses by $110,792 in fiscal year 2004 compared to fiscal year 2003.  Promotional expenses were down $61,000 from fiscal year 2003 to fiscal year 2004.  Fiscal year 2003 sales and marketing expenses include $51,000 in demonstration costs for items given to sales representatives.  Our heart valve marketing strategy is to promote the clinical results of the Omnicarbon heart valve and the technical strengths of our company in designing and manufacturing mechanical heart valves.  We have determined that the level of market penetration does not justify continued spending on sales and marketing at the level of 2003 and 2004 for the heart valve products.  We will incur additional sales and marketing expenses as we introduce our new products, which will partially offset savings in our planned reductions in marketing expenses related to our valve products.

General and Administrative.  For the year ended April 30, 2004, general and administrative expenses totaled $2,395,062 or 70.2 percent of net sales, compared to $1,834,418 or 71.2 percent of net sales in the same period last year.  The primary components of the increase in general and administrative expenses were increased audit fees of $112,000, increased outside consulting fees of $275,000 related to enhancement of our senior management team and activities related to seeking additional sources of financing and increased insurance costs of $40,000.

Engineering and Regulatory.  Engineering and regulatory expenses increased to $910,646 for the year ended April 30, 2004 compared to $876,686 for the year ended April 30, 2003.  The increase in these costs reflected our increased development efforts related to the atrial fibrillation technology purchased during fiscal year 2004.  For the year ended April 30, 2004 engineering and regulatory expenses included charges of $83,930 associated with the acquisition of the LightWave technology.  For the year ended April 30, 2003, engineering and regulatory expenses included $29,094 of expenses associated with the purchase of the Northrup Universal Heart Valve Repair System™ and the IMA Access™ Retractor Device.  We are committed to future payments for the LightWave technology acquisition contingent upon our achievement of certain developmental milestones. We estimate that such milestone payments will result in additional charges of approximately $125,000 in fiscal year 2005. Regulatory expenses accounted for $188,992 or 21 percent and $318,545 or 36 percent, respectively, of the total engineering and regulatory for the years ended April 30, 2004 and 2003.

Loss from Operations.  For the year ended April 30, 2004, operating expenses of $5,302,114 exceeded gross profit of $1,205,982 resulting in a loss from operations of $4,096,132.  For the year ended April 30, 2003, operating expenses of $5,018,873 exceeded gross profit of $770,661 resulting in a loss from operations of $4,248,212.  As of April 30, 2004, we had an accumulated deficit of $23,312,085.  We have incurred losses in each of the last eight fiscal years.

Other Income (Expense).  Other expense, net, consisting primarily of interest expense and losses on extinguishment of debt, increased to $2,142,858 for the year ended April 30, 2004 from $419,497 for the year ended April 30, 2003. The increase resulted from an increase in interest expense and a $1,235,813 loss we recorded when we extended the terms of some of our debt.  The increase in interest expense of $450,712 in the fiscal year 2004 was attributed to higher financing costs associated with the additional short-term debt obtained in fiscal year 2004 and the related-party property financing transaction consummated in fiscal year 2003.  In addition, interest expense related to the issuance of warrants related to debt financing totaled $522,619 for the year ended April 30, 2004, compared to $266,458 for the year ended April 30, 2003.  The losses on extinguishment of debt resulted from the issuance of warrants to lenders in connection with extension of the loan maturity dates.

Income Tax Provision.  In light of our history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance throughout fiscal year 2004 due to uncertainty about our ability to generate sufficient future taxable income necessary to realize our deferred tax assets.  We have recorded no tax provision in fiscal years 2004 or 2003 due to net operating losses generated for income tax reporting purposes.

Liquidity and Capital Resources

Cash and cash equivalents increased to $659,856 at April 30, 2004, from $184,227 at April 30, 2003.  This increase in cash and cash equivalents of $475,629 was due to the following:

Net cash used in operating activities	$(3,716,592)
Net cash used in investing activities	(81,434)
Net cash provided by financing activities	4,273,655
Net increase	$475,629

Net cash used in operating activities decreased $592,915 to $3,716,592 in the year ended April 30, 2004, from $4,309,507 in the year ended April 30, 2003.  The use of cash in operations in both fiscal years 2004 and 2003 was primarily due to net losses of $6,238,990 and $4,667,709, respectively. The cash effect of these net losses was partially offset by non-cash expenses of $1,938,218 associated with the issuance of common stock and warrants to purchase common stock in fiscal year 2004, and $238,996 in fiscal year 2003 and also by non-cash charges related to depreciation of $314,056 and $335,873 in fiscal years 2004 and 2003.

Net cash used in investing activities was $81,434 in the year ended April 30, 2004.  Net cash used in investing activities was $128,960 in the year ended April 30, 2003.  In both periods, the cash was used for capital expenditures. We expect our capital expenditures in fiscal year 2005 to be less than $250,000.

Net cash provided by financing activities was $4,273,655 in the year ended April 30, 2004, and consisted of net proceeds from equity sales in February and April 2004 of $1,618,424, long-term borrowings of $3,150,000, partially offset by principal payments of $150,000 on debt and $333,152 of payments on lease obligations.  In the year ended April 30, 2003, net cash provided by financing activities was $1,841,019 consisting of borrowings from related parties of $1,303,333 combined with net proceeds from the related party sale-leaseback transaction of $1,000,000; partially offset by principal payments of $462,314.

Recent Financing Activities

We have invested a significant amount of cash to attempt to penetrate the U.S. heart valve market, build our U.S. sales organization and improve our international distribution capabilities especially in Europe.  We have also invested in new products and technologies in an effort to broaden our product offerings.  During the last two fiscal years, to improve our capital structure and provide working capital for operations, we completed the following transactions with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities, Draft Co. (“Draft”), an unrelated third party, and Peter L. Hauser (“Hauser”), a beneficial owner of our securities.

•                  In January 2003, we established a discretionary line of credit with PKM.  As of April 30, 2004 and 2003, we had borrowed $943,333 and $943,333, under this line of credit.  This line of credit, as amended, requires the payment of interest at a rate of 10 percent per year, matures on June 30, 2005, and is collateralized by substantially all of our assets.

•                  In April 2003, we also completed a transaction in which our corporate headquarters, manufacturing facility and surrounding land were sold to PKM in a sale-leaseback transaction.  Simultaneous with the sale, we entered into a lease with PKM to lease back the facility and a portion of the land.

•                  In July 2003, we established a $1.0 million term debt with PKM.  This term debt, which was amended in November 2003 to provide for an additional $500,000 of borrowing, requires the payment of interest at a rate of 10 percent per year, matures on June 30, 2005, and is collateralized by substantially all of our assets.

•                  In a simultaneous July 2003 transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser pursuant to the terms of a subordinated note with an interest rate of 10 percent per year.  Pursuant to an intercreditor agreement with PKM, the loan is collateralized by substantially all of our assets. This loan, as amended, matures on June 30, 2005.

•                  We also borrowed $500,000 in November 2003 from Draft Co., under a note that matured on June 30, 2004, which had an interest at a rate of 10 percent per year.  The Draft loan was collateralized by substantially all our assets pursuant to a restated intercreditor agreement among PKM, Hauser, and Draft. This note was repaid on June 30, 2004.

•                  In April 2004, we issued a short-term promissory note to PKM in the principal amount of $150,000.  The note required the payment of interest at a rate of 10 percent per year.  This note was repaid during April 2004.

•      In February, April and May, 2004, we conducted a private placement to accredited investors of units, each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of common stock.  In this placement, we sold 2,730,763 units for aggregate gross proceeds of $4,014,222. During fiscal year 2004 we received gross proceeds from this private placement of $1,749,099. The five-year warrants sold with the common stock are exercisable to purchase an aggregate of 2,730,763 shares of common stock at an exercise price of $1.60 per share.  In connection with such placement, we issued our agent a five-year warrant to purchase 123,272 units at an exercise price of $1.8375 per unit, paid our agent cash commissions of $181,210 and paid our agent a non-accountable expense allowance of $67,954.  In connection with such placement, we issued our finder a five-year warrant to purchase 190,378 units at an exercise price of $1.8375 per unit, paid our finder a finder’s fee of $140,928 and reimbursed our finder for expenses of $4,163.  The warrants underlying the unit warrants issued to the agent and the finder are exercisable for a period of five-years at an exercise price of $1.8375 per share.

Analysis

Even with the net proceeds from our recently completed private placement, we anticipate that we will need to raise additional capital in the second quarter of fiscal year 2005.  We expect to face substantial difficulty in raising funds in the current market environment, and we cannot provide any assurance that such additional financing will be available on terms acceptable to us or at all.  In addition, the report of our independent registered public accounting firm for fiscal year 2004 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

We expect that our operating losses and negative operating cash flow will continue through fiscal year 2005 as we continue adding staff to support the development and launch of our atrial fibrillation technology.  We anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon progress on our product development projects, the speed at which we are able to expand our distribution capability in domestic and international markets and the availability of financing.

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

•                                         we determine to acquire, license or develop additional technologies; or

•                                         we continue to experience substantial difficulty in gaining U.S. market acceptance or delays in obtaining FDA clearance of our proprietary carbon coating process for heart valves sold in the U.S. market.

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

•                                         reduce our reliance upon financing transactions; or

•                                         enable us to continue operations.

Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing in the second quarter of fiscal year 2005.  We will be seeking a minimum of $3,000,000 to fund our operations and working capital requirements through April 2005.  We cannot provide any assurances, however, that such additional financing will be available on terms acceptable to us or at all.  We will need to obtain additional capital prior to the maturity date of our line of credit with PKM and our term debt with PKM and Hauser, all of which is due on June 30, 2005, unless otherwise extended or restructured to continue operations.

We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  If we obtain the foregoing financing, we believe we will have sufficient capital resources to operate and fund the growth of our business for the remainder of fiscal year 2005.

The amount of capital needed for fiscal year 2006 is difficult to estimate and will be dependent on our efforts to reduce losses in our heart valve operations,  the introduction of our open-heart atrial fibrillation product and development costs on our minimally invasive atrial fibrillation products.

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

We simultaneously leased back our facility pursuant to a ten-year lease, with options to renew and an option to repurchase the facility.  We will continue to utilize the facility as we did prior to the financing transaction, with no change in operations.

Clinical Studies.  We entered into agreements with several large non-U.S. hospitals to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreements run through fiscal year 2006.  In general, recipients of clinical study payments are required to purchase our products in order to complete their studies and collect and submit data according to a study protocol.

Debt with Related Parties.  We entered into agreements with PKM and Hauser in July and November of 2003 to provide $2.5 million of bridge financing.  We previously established a line of credit in January 2003 with PKM and have entered into various other financing transactions with PKM as described above.

Other Short-Term Debt.  We entered into an agreement with Draft Co., in November 2003, to provide $500,000 in bridge financing.  We repaid this debt on June 30, 2004.

Atrial Fibrillation Technology Purchase Agreement.  We entered into an agreement with LightWave Ablation Systems, Inc. (“LightWave”) in August 2003 to purchase technology for the treatment of atrial fibrillation.  We issued 15,000 shares of common stock and a warrant to purchase 25,000 shares of common stock, and made an initial payment of $10,000 to LightWave for the worldwide technology distribution rights.  In April 2004, we paid $15,000 coincident with the filing of a 510(k) application with the FDA pertaining to an application of the LightWave technology.  Pursuant to terms of the agreement, additional cash payments will be made and warrants to purchase shares of our common stock may be issued to LightWave in the event that we meet certain development and marketing milestones, including obtaining a CE Mark, receipt of 510(k) clearance, and issuance of a U.S. Patent.  Upon the first commercial sale in the U.S. or Europe utilizing the purchased technology, a payment of $125,000 will be due and an additional $385,000 will be due when cumulative gross sales of disposable products utilizing the purchased technology reach $1,500,000.  In addition, for a period of 10 years measured from the first commercial sale utilizing the purchased technology, we will make a payment totaling 2 to 6 percent of net sales of disposable products.  Following the first commercial sale utilizing the purchased technology, the timing of which is indeterminable, minimum payments under this provision would total $2,325,000 over nine years.

The following table summarizes our contractual obligation as of April 30, 2004:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation(1)	$3,774,924	$424,104	$864,048	$2,486,772
Clinical Studies	10,100	10,100
Consulting	17,308	17,308
Atrial Fibrillation Technology Purchase Agreement(2)	15,000	15,000
Debt with Related Parties	3,443,333		3,443,333
Other Short-Term Debt	500,000	500,000
TOTAL CONTRACTUAL OBLIGATIONS	$7,760,665	$966,512	$4,307,381	$2,486,772

(1)           Future payments include interest due.

(2)           Excludes up to $2,325,000 of payments that are contingent upon achievement of future development and sales milestones, as described above.

Qualitative and Quantitative Disclosures about Market Risk

We develop our products in the U.S. and market our products globally.  Because we continue to derive our revenue primarily from sources outside of the U.S., our financial results could be affected by many factors, such as changes in currency exchange rates or weak economic conditions in foreign markets.  Substantially all of our sales are denominated in U.S. dollars.  A strengthening of the U.S. dollar could make our products less competitive in foreign markets.  We do not currently participate in any currency hedging activities to mitigate this risk.  We assess the need to use financial instruments to hedge our exchange rate exposure on an ongoing basis.  In addition, we continually evaluate selling prices and billing currencies to monitor our exchange rate exposure.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  All of our outstanding debt instruments have fixed interest rates and are, therefore, not sensitive to changes in market interest rates.  Based on the current nature and levels of our investments and debt, we believe that we currently have no material market risk exposure.

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

We anticipate future losses and negative cash flows, which may limit or delay our ability to become profitable.  We have incurred losses in each of the last eight fiscal years.  We had net losses of $6,238,990 in the fiscal year ended April 30, 2004, and $4,667,709 for the fiscal year ended April 30, 2003.  As of April 30, 2004, we had an accumulated deficit of $23,312,085.  If we fail to obtain additional financing when required, we may not be able to develop or enhance our existing and proposed products, including the development and introduction of our atrial fibrillation products.  Additional financing will be needed to gain market share for our heart valve products and to respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial position and results of operations.  We expect to incur additional net losses until we are able to generate and sustain substantially higher revenues while maintaining reasonable expense levels, both of which involve uncertainty.  We cannot assure you that our revenues will grow in future periods or that we will ever become profitable.  If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.  In addition, the report of our independent registered public accounting firm for fiscal year 2004 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

Substantially all of our assets are pledged to lenders and subject to risk of loss.  In connection with various bridge loan transactions entered into during 2003, substantially all of our assets were pledged to secure our indebtedness to PKM, an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities, and Peter L. Hauser, who following the transaction in which he participated became the beneficial owner of over 10 percent of our securities.  As of July 27, 2004, we were indebted to these lenders in the principal amount of $3,443,333. We cannot assure you that we will be able to obtain any additional financing, or that any financing obtained will be on terms favorable to us.  If we default under the terms of our agreements with the lenders, or if we are unable to repay our indebtedness to them when it becomes due on June 30, 2005, the lenders may elect to exercise their rights as secured creditors, which may include foreclosing upon and causing the sale of our assets.  If such event should occur, it would likely result in the termination of all of our business operations.

If we are unable to fund our significant capital needs, we may be required to cease operations.  Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing in the second quarter of fiscal year 2005.  We are required to pay approximately $500,000 in interest to holders of outstanding debt during fiscal year 2005.  The terms of any future equity financing are expected to be highly dilutive to our existing security holders.  The delisting of our securities from the Nasdaq SmallCap Market that occurred in March 2003 negatively affects our ability to raise capital.  We expect to face substantial difficulty in raising funds in the current market environment and we cannot provide any assurance that such additional financing will be available on terms acceptable to us or at all.  If we are unable to obtain adequate financing on acceptable terms, we will be unable to continue operations.

We rely upon sales of our Omnicarbon heart valves for substantially all of our revenue and we will need regulatory approval to sell our atrial fibrillation technology or other products.  Our results of operations materially depend on the success of the OC 3000 and OC 4000 heart valves, which accounted for substantially all of our operating revenue for the fiscal years ended April 30, 2004 and 2003.  A significant reduction in sales of Omnicarbon heart valves for any reason, including the introduction of additional competing products, would have a material adverse effect on us.  We need to obtain regulatory approval before we can sell our atrial fibrillation technology or other products.  Given the time-consuming and technical nature of the regulatory clearance process, we cannot be certain when, or whether, we will be permitted to sell such products.  We also anticipate that research and development and clinical and regulatory expenses will continue to rise in future periods.

We may be unsuccessful in our efforts to shift our business model to target high growth markets in cardiothoracic surgery.  We may be unsuccessful in our efforts to diversify, prompting continued reliance on financing activities to fund operations.  Unless the level of U.S. market acceptance of our heart valves increases and the FDA approves our pyrolytic carbon process, we anticipate that we will continue to depend upon cash provided by financing activities to address our working capital requirements.  By broadening our portfolio of cardiothoracic surgery products, we hope to reduce our dependence on sales of heart valves and reduce our reliance upon financing transactions, which may not be available to us.  We cannot, however, assure you that our efforts to diversify our product offerings will:

•              be attainable;

•              be profitable;

•              reduce our reliance upon financing transactions; or

•              enable us to continue operations.

We cannot assure you that our efforts to introduce our atrial fibrillation technology or other products will be successful.  We seek to develop, acquire or license new technologies to broaden our product offerings to the cardiothoracic surgery market.  We cannot assure you that we will succeed in introducing our new products, that such new products will gain market acceptance, or that such products will significantly contribute to our operating results; nor can we assure you that we will be able to recover the cost of investing in the development and introduction of such products.  Further, we may determine not to pursue development of any product lines being manufactured or currently under development.  For example, we recently determined to suspend development of our annuloplasty product in an effort to reallocate our capital resources.

We cannot assure you that our atrial fibrillation treatment will gain physician acceptance.  A limited number of cardiovascular surgeons and cardiologists can influence medical device selection and purchase decisions for a large portion of the target cardiovascular surgery patient population.  We cannot assure you that our cardiovascular surgery devices will gain any significant degree of physician acceptance, or that users will accept our systems as preferable to alternative products or methods of treatment.  Physician acceptance of our products depends upon our ability to demonstrate the clinical advantages of such systems.

Our business is vulnerable to risks resulting from international political and economic conditions.  Most of our revenue is derived from customers in Europe, South Asia, the Middle East and the Far East.  Our ability to continue to do business with current customers for our heart valves as well as our ability to introduce new products and secure distribution channels may be adversely affected by political turmoil, terrorism and economic instability in those regions.

Because we do not have FDA clearance to market our Omnicarbon heart valves manufactured with our proprietary pyrolytic carbon process for sale in the U.S., we depend upon a third party supplier for critical components.  We market our OC 3000 heart valves, which we sell in the U.S., with pyrolytic carbon components produced by Snia S.p.A. Carbomedics, a third party supplier which sells competing heart valves.  Although we believe we have sufficient OC 3000 heart valves to carry us through FDA premarket approval of our OC 4000 valves for sale in the U.S., the supply contract pursuant to which we had purchased such components from Snia S.p.A. Carbomedics expired in December 2003.  Given the absence of FDA-cleared alternative sources for pyrolytic carbon components for our OC 3000 heart valves, any disruption of our supply would have a material adverse effect on our continued ability to sell OC 3000 heart valves.  Further, we cannot assure you that we will be able to obtain FDA clearance to manufacture Omnicarbon heart valves for sale in the U.S. using our own pyrolytic carbon process.  Our future success will depend, in part, on obtaining FDA clearance to manufacture carbon components for heart valves for sale in the U.S.

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

Intense competition in the prosthetic heart valve industry could prevent us from successfully marketing our products or render our products obsolete.  We compete in mature, highly competitive markets in which substantially all of our competitors have well-known and established products.  To compete successfully in these markets, we must maintain competitive pricing and demonstrate the advantages of our Omnicarbon heart valves in terms of post-surgical complications.  Several companies are currently pursuing new mechanical heart valve designs, blood compatible coatings for mechanical heart valves, longer lasting tissue heart valves and surgical alternatives to implanting prosthetic heart valves.  It is possible that technological advances by our competitors, or advances in surgical procedures that delay the need for replacing heart valves, could render our Omnicarbon heart valves noncompetitive or obsolete.

Our primary competitors, St. Jude Medical, Inc., Medtronic, Inc. and Snia S.p.A. Carbomedics, dominate the market and control most of the mechanical heart valve market worldwide.  Our competitors have extensive clinical data demonstrating the performance of their heart valves and internal carbon manufacturing capabilities.  Our atrial fibrillation technology and our soft tissue ablation system are also likely to experience competition from the product offerings of these and other companies.  The companies with which we compete have many additional competitive advantages over us, including:

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

The small number of distributors operating in foreign markets that currently generate substantially all of our revenues pose a concentration of credit risk and could leave us at any time, impairing our business.  Substantially all of our sales originate from approximately 37 distributors who market our OC 4000 heart valves in Europe, South Asia, the Middle East and the Far East.  Because we do not control the amount or timing of the resources such parties allocate to sales of our product, any revenues we derive from such relationships depend upon the efforts of such distributors.  If we could not locate a replacement on a timely basis, the loss of an international distributor could adversely affect us.

Mercé v. Electromedicina, S.L. is one of our significant international distributors.  Salvador Mercé Cervelló, Managing and General Director of Mercé v. Electromedicina, is one of our board members.  This distributor made net purchases of product from our company, equal to approximately 29.4 percent of our net sales in the fiscal year ended April 30, 2004.  During the fiscal year ended April 30, 2003, such distributor made net purchases of product from our company equal to approximately 29.6 percent of our net sales.  Our accounts receivable with this distributor accounted for approximately 33.4 and 37.9 percent of our accounts receivable at and

April 30, 2004 and 2003, respectively.  Obligations to us from our distributors are unsecured.  Distributors could fail to pay receivables or cease distributing our products at any time, thereby materially and adversely affecting our business, financial condition, operating results and cash flows.

We depend upon sales outside the U.S., which are subject to a number of risks that could harm our ability to successfully commercialize our products and could harm our business.  We face several risks as a result of doing business in foreign markets, including:

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

Substantial government regulation in the U.S. and abroad may restrict our ability to sell our heart valves, our atrial fibrillation technology, our soft tissue ablation system or other products.  The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our products, product development activities and manufacturing processes.  In the U.S., the FDA regulates the introduction of medical devices as well as the manufacturing, labeling and record-keeping procedures for such products.  We are required to:

•                                         obtain clearance before we can market and sell medical devices;

•                                         satisfy content requirements applicable to our labeling, sales and promotional materials;

•                                         comply with manufacturing and reporting requirements; and

•                                         undergo rigorous inspections.

The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time consuming.  For example, the premarket clearance process, which our heart valves and certain other medical devices must undergo, can require numerous years to complete.  Although we have obtained FDA clearance for our OC 3000 heart valve, we cannot assure you that our future products will obtain FDA clearance on a timely basis, or at all.  Our products must also comply with laws and regulations of foreign countries in which we market such products.  In general, the extent and complexity of medical device regulation is increasing worldwide.  This trend may continue, and the cost and time required to obtain marketing clearance in any given country may increase as a result.  We cannot assure you that our products will obtain any necessary foreign clearances on a timely basis, or at all.

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

The uncertainty of third party reimbursements and possible health care reforms may adversely affect us.  Our ability to market products successfully in the U.S. will depend in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers, health maintenance organizations and other third party payers.  Payers may challenge the need for, and prices of, medical products and services.  Payers may deny reimbursement for procedures that they deem experimental or for devices used in ways other than as cleared by the FDA or stated in their indications for use.  With respect to our products, some payers could deny coverage until the devices become generally accepted by the medical profession.  The inability of hospitals and other providers to obtain reimbursement from third party payers for our products would have a material adverse impact on our business, financial condition, operating results and cash flows.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to use information that we regard as proprietary.  We also run the risk of infringing the proprietary rights of third parties.  We do not have patent protection for the design of our Omnicarbon heart valves.  We rely upon a combination of trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of our technology, including aspects of manufacturing.  We have one U.S. patent on our pyrolytic carbon coating apparatus and two foreign patent applications.  Our atrial fibrillation technology has one U.S. patent application.  We expect to seek patent protection for additional products in the future.  Our success will depend, in part, on our ability to protect our products and to manufacture and sell them without infringing the rights of third parties.  The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain.  In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the U.S.  We cannot assure you that:

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

Furthermore, we cannot assure you that others have not developed or will not develop products which may duplicate any of our products or manufacturing processes, or that others will not design around our patents.  Other parties may independently develop or otherwise acquire substantially equivalent techniques, gain access to our proprietary technology or disclose such technology.  In addition, whether or not we obtain additional patents, others may hold or receive patents covering components of products we independently develop in the future.  We cannot assure you that third parties will not claim infringement by us, and seek substantial damages, with respect to current or future products.  If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may involved in material legal proceedings.  Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays and require us to:

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

If patients allege that the use of our cardiovascular surgery devices adversely affected them, we may face substantial product liability claims.  Substantial product liability litigation exists within the medical device industry.  Our products are life-sustaining devices, and their failure may result in patient death.  We have had product liability claims in the past, which have been resolved without material financial cost to us.  We cannot assure you, however, that future product liability claims will not exceed the limits of our insurance coverage or that such insurance will continue to be available on commercially reasonable terms, or at all.  Consequently, a product liability claim or other claim with respect to uninsured liabilities, or in excess of insured liabilities, could have a material adverse effect on our business, financial condition, operating results and cash flows.  In addition, adverse publicity resulting from product liability litigation may materially adversely affect us regardless of whether the claims are valid or whether we are liable.  These claims may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

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

We may be unable to recruit, motivate and retain qualified employees.  Our success depends upon our ability to attract, motivate and retain a sufficient number of qualified employees, including those who concentrate in research and development, sales, marketing and manufacturing, to keep pace with our product development schedules.  Even though we have not experienced shortages of qualified people to date, qualified individuals needed to fill these positions could be in short supply in our market.  Our inability to recruit, motivate and retain such individuals may delay the planned launch of new products, including the recruitment of individuals to develop our atrial fibrillation product, or result in high employee turnover, either of which could have a material adverse effect on our business, financial condition, operating results and cash flows.  Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees.

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

No public market exists for our common stock.  We cannot assure you that a public market for our common stock will develop.  Before our initial public offering, there was no public market for our units.  Our units were listed on The Nasdaq SmallCap Market under the symbol “MDCVU” from the completion of our initial public offering in November 2001 until March 2003.  In March 2003, our units were delisted from The Nasdaq SmallCap Market because we failed to satisfy the minimum stockholders’ equity requirement for continued listing and because the bid price of our units had been below $1.00 for 30 consecutive trading days.  Our units are now traded under the same symbol on the OTC Bulletin Board.

You may have difficulty reselling our common stock.  Our securities are subject to certain rules of the SEC relating to “penny stocks.”  Such rules require broker-dealers to make a suitability determination for purchasers and to receive the purchaser’s prior written consent for a purchase transaction, thus restricting the ability to purchase or sell our securities in the open market.  In addition, trading in our securities is conducted in the over-the-counter market on the OTC Bulletin Board, which was established for securities that do not meet Nasdaq listing requirements.  Selling our securities may be difficult because of the quantity of securities that may be bought and sold, the possibility that transactions may be delayed, and the low level of security analyst and news media coverage given to over-the-counter stocks.  These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

Our affiliated shareholders have significant control, which could reduce your ability to receive a premium for your securities through a change in control.  As of July 23, 2004, officers and directors of our company beneficially owned approximately 35.0 percent of our outstanding common stock.  As a result, they may be able to control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.  This concentration of ownership could also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support.  These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our securities.  As a result, this concentration of ownership could depress the price of our securities.

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

MedicalCV, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MedicalCV, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of MedicalCV, Inc. at April 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 4, 2004, except for the sixth paragraph of Note 5 as to which the date is June 30, 2004

MEDICALCV, INC.

Consolidated Balance Sheets

	April 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$659,856	$184,227
Trade accounts receivable, net	1,495,401	1,472,995
Inventories	2,518,698	2,782,613
Prepaid expenses and other current assets	211,816	183,856
Total current assets	4,885,771	4,623,691

Property, plant and equipment, net	1,135,618	1,368,240
Deferred financing costs	74,605	62,989
Total assets	$6,095,994	$6,054,920

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,498,848	$895,405
Short-term debt with related party	—	943,333
Current portion of related party lease obligation	288,995	273,843
Note payable	485,708
Current portion of capital lease obligations	—	42,069
Accrued expenses	266,671	813,539
Total current liabilities	2,540,222	2,968,189

Long-term debt	3,443,333
Related party lease obligation, less current portion	3,166,425	3,472,661

Shareholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; 95,000,000 shares authorized; 9,189,933 and 7,843,834 shares issued and outstanding as of April 30, 2004 and 2003, respectively	91,899	78,438
Additional paid-in capital	20,168,133	16,613,337
Deferred stock-based compensation	(1,933)	(4,610)
Accumulated deficit	(23,312,085)	(17,073,095)
Total shareholders’ equity (deficit)	(3,053,986)	(385,930)
Total liabilities and shareholders’ equity (deficit)	$6,095,994	$6,054,920

The accompanying notes are an integral part of the consolidated financial statements.

MedicalCV, Inc.

Consolidated Statements of Operations

	Year ended April 30,
	2004	2003

Net sales	$3,410,975	$2,578,063
Cost of goods sold	2,204,993	1,807,402

Gross profit	1,205,982	770,661

Operating expenses:
Sales and marketing	1,996,406	2,307,769
General and administrative	2,395,062	1,834,418
Engineering and regulatory	910,646	876,686

Total operating expenses	5,302,114	5,018,873

Loss from operations	(4,096,132)	(4,248,212)

Other (expense) income:
Interest expense	(918,027)	(467,315)
Interest income	4,993	12,705
Other expenses, net	(1,229,824)	35,113

Total other expense, net	(2,142,858)	(419,497)

Net loss	$(6,238,990)	$(4,667,709)

Basic and diluted net loss per share	$(.78)	$(.60)

Weighted average shares used in computing basic and diluted net loss per share	8,046,736	7,843,834

The accompanying notes are an integral part of the consolidated financial statements.

MedicalCV, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

			Additional Paid-in Capital	Deferred Stock-Based Compensation	(Accumulated Deficit)	Total
	Common Stock
	Shares	Amount

Total, April 30, 2002	6,843,834	$68,438	$16,362,050	$(9,062)	$(12,405,386)	$4,026,040
Net loss					(4,667,709)	(4,667,709)
Amortization of stock-based compensation				4,452		4,452
Stock options issued to consultants			20,329			20,329
Warrants issued in connection with sale-leaseback transaction			89,602			89,602
Warrants issued in connection with short-term debt with related party			128,995			128,995
Warrants issued in connection with technology purchase			12,361			12,361
Net loss					(4,667,709)	(4,667,709)
Total, April 30, 2003	7,843,834	$78,438	$16,613,337	$(4,610)	$(17,073,095)	$(385,930)
Amortization of stock-based compensation				$2,677	$	$2,677
Common stock issued below market value to Director for cash	85,714	857	$122,571			123,428
Stock options issued to consultants			$72,915			72,915
Warrants issued to lenders			1,740,560			1,740,560
Warrants issued for LightWave technology (Note 10)			31,280			31,280
Common stock issued for LightWave technology (Note 10)	15,000	150	7,500			7,650
Common stock issued for services	55,522	555	33,445			34,000
Common stock and warrants issued for cash, net of offering costs of $190,675	1,189,863	11,899	1,546,525			1,558,424
Net Loss					(6,238,990)	(6,238,990)

Total, April 30, 2004	9,189,933	$91,899	$20,168,133	$(1,933)	$(23,312,085)	(3,053,986)

The accompanying notes are an integral part of the consolidated financial statements.

MedicalCV, Inc.

Consolidated Statements of Cash Flows

	Year ended April 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,238,990)	$(4,667,709)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	314,056	335,873
Provision for doubtful accounts	12,649	47,132
Return of inventory (Note 4)		(92,000)
Provision for inventory obsolescence	125,563
Common stock sold below market value to Director	63,428	—
Stock-based compensation	75,592	24,780
Warrants and common stock issued in connection with technology purchase	38,930	12,361
Common stock issued for services	34,000	—
Interest and other expense associated with warrant grants	1,726,268	201,855
Changes in assets and liabilities:
Accounts receivable	(35,055)	(261,511)
Inventories	138,352	(368,078)
Prepaid expenses and other assets	(27,960)	(169,875)
Accounts payable	603,443	305,885
Accrued expenses	(546,868)	321,779
Net cash used in operating activities	(3,716,592)	(4,309,507)

Cash flows from investing activities:
Purchase of property, plant and equipment	(81,434)	(128,960)

Net cash used in investing activities	(81,434)	(128,960)

Cash flows from financing activities:
Deferred financing costs	(11,616)	—
Proceeds from issuance of common stock and warrants, net of offering costs	1,618,424	—
Borrowings on line of credit with related party	—
Borrowings on debt with related party	—	60,000
Principal payments on debt with related party	—	(360,000)
Borrowings on long term debt	3,150,000	—
Principal payments on long-term debt	(150,000)	(42,460)
Proceeds from sale-leaseback transaction with related party, net	—	1,000,000
Principal payments under related party lease obligation	(291,084)	1,243,333
Principal payments on capital lease obligations	(42,069)	(59,854)

Net cash provided by financing activities	4,273,655	1,841,019

Net increase (decrease) in cash and cash equivalents	475,629	(2,597,448)

Cash and cash equivalents at beginning of year	184,227	2,781,675

Cash and cash equivalents at end of year	$659,856	$184,227

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$396,442	$265,460

Non-cash investing and financing activities:
Warrants issued in connection with sale-leaseback transaction with related party		89,602
Assumption of line of credit obligation by purchaser		2,500,000
Assumption of Dakota Electric and Dakota County debt by purchaser		336,105

The accompanying notes are an integral part of the consolidated financial statements.

MedicalCV, Inc.

Notes to Consolidated Financial Statements

1.         Business Description

MedicalCV, Inc. (the “Company”) is a corporation engaged in the manufacture and marketing of cardiovascular surgery devices primarily in Europe, South Asia, the Middle East and the Far East.  The primary product of the Company is a mechanical heart valve.

The Company’s consolidated financial statements for the year ended April 30, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At April 30, 2004, the Company had an accumulated deficit of $23,312,085 and had insufficient funds to finance its working capital and capital expenditure needs and to meet its debt service requirements.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently pursuing the refinancing of its debt and seeking other financing, in addition to the equity sales described in Note 16, to fund its operations and working capital requirements.  If the Company is unable to refinance its debt and obtain additional funds in the second quarter of fiscal year 2005, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and United States of America market penetration.

2.         Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of MedicalCV, Inc. and its wholly-owned subsidiary, CVD International, Inc., which was liquidated in fiscal year 2003 with no material impact to the financial statements.  All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, short and long term debt and accounts payable for which the current carrying amounts approximate fair value.  The interest rates currently available to the Company approximate current rates for debt agreements with similar terms and average maturities.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets.  The building is depreciated over a 30-year life.  Machinery and equipment, furniture and fixtures, tooling and software are depreciated over five-year lives.  Maintenance and repairs are charged to current operations when incurred.  The cost and related accumulated depreciation or amortization of assets disposed of are removed from the related accounts and any resulting gains or losses are included in the statement of operations.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to, capital assets, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.  No losses from impairment have been recognized in the consolidated financial statements.

Revenue Recognition

The Company recognizes revenue using guidance from SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.”  Revenue from the sale of its mechanical heart valves is recognized provided that the Company has received a written order, the price is fixed, title has transferred, collection of the resulting receivable is probable and there are no remaining obligations.  Transfer of title occurs for substantially all international sales upon shipment.  The Company’s products are not subject to any customer acceptance process.  There are no rights of return unless the product does not perform according to specifications.  In the United States, valves are consigned to hospitals and the sale is recorded when the hospital notifies the Company of patient implant.  In prior periods, marketing support was paid to distributors in some markets.  Such payments are reported as a reduction in revenues in accordance with EITF 01-9.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

The Company has adopted the disclosure provisions of SFAS No. 123 for employee stock-based compensation.  For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated in the following table:

	For the Years Ended April 30,
	2004	2003
Net loss reported	$(6,238,990)	$(4,667,709)
Less: Pro forma stock based employee compensation cost	(364,946)	(294,142)

Net loss - pro forma	(6,603,936)	(4,961,851)

Net loss per common share – basic and diluted
As reported	(.78)	(.60)
Pro forma	$(.83)	$(.63)

Income Taxes

Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Income tax expense or benefit is the tax payable or refundable for the year and the change during the year in deferred tax assets and liabilities.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended April 30, 2004 and 2003, there were no adjustments to net loss to arrive at comprehensive loss.

Concentration of Credit Risk

At April 30, 2004 and 2003, approximately 35.7 percent and 37.9 percent, respectively, of the Company’s accounts receivable were due from one distributor in each respective fiscal year (see Note 13).  The Company generally requires no collateral from its customers with respect to trade accounts receivable.  The Company maintains an allowance for doubtful accounts based upon its historical experience and the expected collectibility of all accounts receivable.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using net income (loss) and the weighted-average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the years ended April 30, 2004 and 2003 since 7,492,905and 4,300,940 respectively, of potential dilutive shares of common stock from the exercise of stock options and warrants were excluded from the computation because the effect of including them in the loss per share computation would have been anti-dilutive.

3.         Supplemental Financial Statement Information

Certain balance sheet components consist of the following at April 30:

Trade Accounts Receivable, Net	2004	2003

Related parties	$533,402	$557,899
Other	1,064,868	1,028,391
Allowance for doubtful accounts	(102,869)	(113,295)

	$1,495,401	$1,472,995

Inventories	2004	2003

Raw materials	$97,074	$377,961
Work-in-process	216,324	529,668
Finished goods	2,205,300	1,874,984

	$2,518,698	$2,782,613

Property, Plant and Equipment, Net	2004	2003

Land	$182,000	$182,000
Building	1,251,601	1,251,601
Machinery and equipment	1,593,132	1,558,442
Furniture and fixtures	229,814	182,243
Tooling	116,363	116,363
Software	147,332	146,159

	3,520,242	3,438,808

Accumulated depreciation and amortization	(2,384,624)	(2,070,568)

	$1,135,618	$1,368,240

4.         Return of Inventory

During the quarter ended July 31, 2002, the Company obtained inventories from two former international distributors.  The heart valves were sold to these customers during fiscal year 2000 and the first half of fiscal year 2001.  Due to financial difficulties experienced by these distributors, the Company provided allowances for the remaining uncollected accounts receivable balances in fiscal years 2001 and 2002.  The Company did not anticipate the return of these products at the time the uncollectible accounts were established.  Upon obtaining title to the heart valves from these former distributors during the quarter ended July 31, 2002, the Company increased its inventories and recorded a recovery of its prior provision for doubtful accounts which reduced its general and administrative costs for the year ended April 30, 2003, by $92,000 representing the cost of the returned inventories.

5.         Debt with Related Parties and Note Payable

Debt with Related Parties:

In January 2003, the Company established a discretionary line of credit with PKM Properties, LLC (PKM), an entity controlled by Paul K. Miller.  Mr. Miller serves on the Company’s Board of Directors and is its largest shareholder.  This line of credit was initially scheduled to mature on April 17, 2003.  On April 15, 2003, the maturity date was extended to September 17, 2003. As of April 30, 2004 and 2003, the Company had borrowed $943,333 under the line of credit.  In addition, the Company incurred direct financing costs of $67,828, which were amortized to interest expense over the original three-month term of the line of credit.  The line of credit bore interest at the higher of 7 percent or 1 percent above a bank reference rate (7 percent as of April 30, 2003). The Company issued  PKM a second mortgage on the Company’s real estate and a security interest in all remaining assets of the Company.  In October 2003, the Company amended the discretionary line of credit with PKM originally established in January 2003 to extend the maturity date to May 27, 2004, and to increase the interest rate to a fixed rate of 10 percent.  Additionally, on February 3, 2004, the maturity date of the line of credit was extended to June 30, 2005.  In connection with the original line of credit, the Company issued a warrant to PKM with a five-year term to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.596 per share.  The fair value of the warrants of $128,995 was amortized to interest expense over the original three-month term of the line of credit.

On July 8, 2003, the Company entered into a $1.0 million term debt agreement with PKM.  Pursuant to the agreement, the Company borrowed $764,728 during the first quarter of fiscal year 2003 and borrowed the final draw of $235,272 on August 20, 2003.  The debt, which is collateralized by substantially all of the Company’s assets, bears interest at a rate of 10 percent per year,  with an original maturity date of May 27, 2004.  In connection with the first quarter borrowings, the Company issued a warrant to PKM with a ten-year term for the purchase of 320,178 shares of the Company’s common stock at an exercise price of $0.70 per share.  The Company also issued a warrant to purchase an additional 60,179 shares of the Company’s common stock on the same terms in conjunction with the final draw on August 20, 2003.  In connection with this financing, on July 8, 2003, the Company agreed to extend the term of 700,000 previously issued warrants from five years to ten years.  The allocated fair value of the warrants issued prior to July 31, 2003, and the incremental value of the existing warrants was $383,361, and has been reported as a discount on the borrowings under the term debt.  This discount, which was presented as a reduction of the carrying value of the debt on the consolidated balance sheet, was being amortized as interest expense over the eleven-month term of the debt. In addition, the Company incurred direct and incremental costs of $65,000 in completing the debt arrangement, which were included in deferred financing costs and were being amortized as interest expense over the original eleven-month term of the debt.  On February 3, 2004, the maturity date of the term debt was extended to June 30, 2005.  In connection with the extension, the Company issued a warrant to PKM with a ten-year term for the purchase of 330,933 shares of the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants issued was $598,179..

In November 2003, the Company amended the one-year $1.0 million term debt agreement with PKM, initiated on July 8, 2003, to provide for an additional $500,000 of borrowings with the same terms as the July 8, 2003 financing.  The Company issued, as additional consideration, a ten-year warrant to purchase up to 77,381 shares of common stock at an exercise price of $1.68 per share with terms and conditions that include weighted-average anti-dilution rights.  The allocated fair value of the newly-issued warrant was $63,365 and is accounted for as a discount on the borrowings under the term debt.  This discount was amortized as interest expense over the remaining term of the debt.  As of April 30, 2004, the discount was fully amortized.

On July 8, 2003, the Company also entered into a $1.0 million term debt agreement with Peter L. Hauser (“Hauser”), a principal shareholder.  The Company borrowed $1.0 million under this bridge financing during the quarter ended July 31, 2003.  The debt, which is collateralized by substantially all of the Company’s assets pursuant to an intercreditor agreement with PKM, bears interest at a rate of 10 percent per year and had a maturity date of June 30, 2004.  In connection with the term debt, the Company also issued a warrant with a ten-year term to purchase up to 380,357 shares of the Company’s common stock at an exercise price of $0.70 per share.  The allocated fair value of the warrant was $281,706 and was accounted for as a discount on the borrowings under the term debt.  This discount, which was presented as a reduction of the carrying value of the debt on the consolidated balance sheet was being amortized as interest expense over the original twelve-month term of the debt.  In addition, the Company incurred direct and incremental costs of $71,772 in completing the debt arrangement, which were included in deferred financing costs and were being amortized as interest expenses over the original twelve-month term of the debt. On February 3, 2004, the maturity date of the term debt was extended to June 30, 2005. In connection with the extension, the Company issued a warrant to Hauser with a ten-year term for the purchase of 136,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants issued was $245,845.

The extensions of the maturity dates of the term debt issued to PKM and Hauser as described above was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  Accordingly, unamortized discounts aggregating $391,789 and the fair value of the warrants issued in connection with the maturity date extensions, amounting to $844,024, were included in the Company’s determination of the debt extinguishment loss recorded in the fourth quarter of fiscal year 2004. The $1,235,813 aggregate loss from these transactions, accounted for as an extinguishment of debt, is included in other expenses, net in the consolidated statement of operations for the year ended April 30, 2004.

Note Payable:

In November 2003, the Company also entered into a loan agreement and borrowed $500,000 from Draft Co. (“Draft”), pursuant to a note that matured on June 30, 2004, which bore interest at an annual rate of 10 percent.  Pursuant to an amended intercreditor agreement among PKM, Hauser, and Draft, the loan was collateralized by substantially all of the Company’s assets.  The Company issued the lender warrants to purchase up to 90,909 shares of common stock at an exercise price of $1.43 per share with other terms comparable to the warrants issued to PKM as described above. The allocated fair value of the newly issued warrants was $100,056 and was accounted for as a discount on the borrowings under the term debt.  This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet is being amortized as interest expense over the seven-month term of the debt.  As of April 30, 2004, the unamortized balance of the discount was $14,292.  In addition, the Company incurred direct and incremental costs of $31,850 in completing the debt arrangement, which are included in deferred financing costs and are being amortized as interest expenses over the term of the debt.  The note was repaid in June of 2004.

The Company determined the fair value of all warrants described above using the Black Scholes option pricing model and the volatility, dividend yield and risk-free interest rate assumptions identified in Note 9 over the term of the applicable warrant and using a risk-free interest rate commensurate with that term.

6.         Related Party Lease Obligation

On April 4, 2003, the Company sold its corporate headquarters and manufacturing facility and surrounding land in Inver Grove Heights, Minnesota, to PKM (see Note 5 regarding the Company’s relationship with PKM).

In connection with the transaction, the Company received total consideration of $3.84 million consisting of (1) $1.0 million in cash, (ii) PKM’s assumption of the Company’s $2.5 million outstanding indebtedness to Associated Bank, and (iii) PKM’s assumption of the Company’s promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.  Also in connection with the transaction, the Company issued to PKM a five-year warrant for the purchase of 350,000 shares of the Company’s common stock at an exercise price of $0.625 per share.  These warrants had an allocated fair value of $89,602.  The Company determined the fair value of the warrants using the Black Scholes option pricing model and the volatility and dividend yield assumptions identified in Note 9 over the five-year term and using a risk-free interest rate commensurate with that term.

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

Due to the Company’s continued involvement with the property including the ability to buy back the property at a future date, the transaction is accounted for as a financing of the property sold and leased back.  Accordingly, the net book value of the facility and land sold to PKM with a net book value of $707,015 (gross value of $1,433,601 net of accumulated depreciation of $726,586) continues to be presented as part of the Company’s property, plant and equipment balance (see Note 3).  The related party lease obligation of $3,455,420 represents the minimum amounts due PKM for the initial ten year term discounted at 4.4 percent and additional payments to be paid to PKM for the Dakota Electric Association and Dakota County obligations assumed by PKM.

Scheduled maturities of the related party lease obligation are as follows:

Year Ending April 30,	Amount

2005	$288,995
2006	311,155
2007	324,183
2008	334,784
2009	366,198
Thereafter	1,830,105
$3,455,420

7.         Leases

Operating Leases

The Company leased certain manufacturing equipment under various operating lease agreements which expired at various dates in fiscal year 2004.  At the end of the lease terms, the Company exercised its option to return the equipment.

Rental expense under operating leases was $6,502 and $21,935 in fiscal years 2004 and 2003, respectively.

Capital Leases

The Company leased certain manufacturing equipment under various capital leases.  The equipment was leased under agreements expiring through fiscal year 2004 with implicit interest rates ranging from 8.9 percent to 10 percent.  At the end of the lease term, the Company elected to purchase the equipment under bargain purchase options.  The leases were collateralized by the underlying equipment with a total cost of $181,420 and accumulated amortization of $156,234 and $125,998 at April 30, 2004 and 2003, respectively.

As of April 30, 2004, the Company had no remaining lease payments due under capital lease obligations.

8.         Income Taxes

The components of deferred income taxes at April 30 are as follows:

	2004	2003

Federal net operating loss carryforwards	7,022,085	$4,706,100
Research and experimentation credit carryforwards	466,533	524,200
State net operating loss carryforwards	300,032	243,400
Other carryforwards	12,696	76,700
Inventories	96,045	57,200
Allowance for uncollectible accounts	37,033	118,400
Property, plant and equipment	(289,293)	80,600
Accrued expenses and other	14,609	15,300

Total deferred tax assets	7,659,740	5,821,900

Valuation allowance	(7,659,740)	(5,821,900)

Net deferred tax asset	$—	$—

The Company has established valuation allowances to fully offset tax assets due to uncertainty about the Company’s ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company’s recent history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock or common stock options and warrants.

The Company’s federal net operating loss carryforwards of approximately $19,505,792 and state net operating loss carryforwards of $5,636,061 expire in various fiscal years from 2014 through 2024.  Available research and experimentation credit carryforwards at April 30, 2004 represent federal and state amounts of $354,603 and $111,930, respectively, with expiration dates in fiscal years 2010 through 2021.

9.         Shareholders’ Equity (Deficit)

Common Stock

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

During the fourth quarter of fiscal year 2004 the Company closed on the private sale of 1,189,863 units for $1.47 per unit.  Each unit consisted of one share of common stock and one five-year warrant to purchase a common share for $1.60 per share.  Proceeds from the offering, net of offering costs of $190,675, were $1,558,424.  In addition to cash commissions included in the offering costs, the Company issued to the private placement agents 190,378 five-year warrants to purchase common stock for $1.8375 per share.

During the year ended April 30, 2004 the Company issued 55,522 shares of common stock to various consultants in exchange for services.  The fair value of these shares was expensed and is included in operating expenses for the year ended April 30, 2004.

In September of 2003, the Company sold 85,714 shares of common stock to the Chairman of the Board for $0.70 per share.  The excess of the fair value of these shares over the selling price ($ 63,428) has been reported as an operating expense for the year ended April 30, 2004.

As discussed in Note 10, during the year ended April 30, 2004 the Company issued 15,000 shares of common stock in connection with a technology purchase agreement.

Stock Options

The Company's shareholders have authorized the issuance of stock options for the aggregate purchase of 2,744,861 shares of common stock under various plans covering certain employees, members of the Board of Directors and certain independent contractors approved by the Board of Directors.  Options are typically granted at prices not less than fair market value at the date of grant.  Options generally become exercisable between one to three years after grant date and have a maximum term of three to ten years depending on the plan.

The following is a summary of stock option activity with respect to the Company’s various plans and includes option activity for employees, directors and non-employees:

	Options	Weighted Average Exercise Price Per Share

Outstanding, April 30, 2002	1,041,390	$3.46

Granted	179,500.75
Expired	(134,950)	3.89

Outstanding, April 30, 2003	1,085,940	$3.46

Granted	260,127	1.28
Expired	(94,340)	5.00

Outstanding, April 30, 2004	1,251,727	$2.65

At April 30, 2004 and 2003, 944,768 and 603,034 options, respectively, were available for grant under the Company’s stock option plans.  On August 9, 2001, the Company’s shareholders approved the 2001 Equity Incentive Plan (2001 Plan) and reserved 500,000 shares of common stock for issuance upon exercise of stock options to be granted under the 2001 Plan to employees, officers, consultants, advisors, employee and non-employee directors and employees of certain related entities.  The number of shares reserved for issuance under the 2001 Plan increases on January 1 of each year by the greater of 50,000 shares or 3.5 percent of the outstanding shares of the Company’s common stock on such date, unless the Board of Directors sets the increase at a lower number of shares.  On January 1, 2004 and 2003, the number of shares available under the 2001 Plan increased by 279,827 shares and 274,534 shares, respectively, pursuant to the foregoing provision.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 – $1.76	353,143	7.30	$0.92	219,021	$1.10
$2.16 – $5.00	898,584	3.14	$3.32	681,284	$3.53
	1,251,727			900,305

During the years ended April 30, 2004 and 2003, the Company issued four and ten-year options to purchase an aggregate of 167,643 and 42,500 shares of the Company’s common stock at exercise prices of $0.30 to $1.68 and $0.51 to $0.87 per share, respectively, to certain non-employees who provided technical advisory services to the Company.  The aggregate fair value of the options using the Black-Scholes valuation model was $189,312 and $20,329 and were fully expensed in fiscal years 2004 and 2003.  The following assumptions were used to value the options for the years ended April 30, 2004 and 2003:

	2004	2003
Dividend yield rate	0 percent	0 percent
Risk free interest rate	3.80 percent	3.26 percent
Expected life	5 to 10 years	4 to 10 years
Volatility	118 percent	85 percent

The Company is amortizing this deferred compensation over the vesting periods of the related stock options, which generally range from three to five years.  This compensation is recognized on an accelerated basis in accordance with FASB Interpretation (FIN) No. 28.  Compensation expense relating to stock options granted below fair market value of $2,677 and $4,452 was recognized during the years ended April 30, 2004 and 2003.

The Company used the Black-Scholes option pricing model and the following assumptions for purposes of measuring the fair value of stock options issued to employees as disclosed in Note 1 to the Consolidated financial statements for the years ended April 30, 2004 and 2003:

	2004	2003
Dividend yield rate	0 percent	0 percent
Risk free interest rate	3.80 percent	3.26 percent
Expected life	5 to 10 years	4 to 10 years
Volatility	118 percent	85 percent

Stock Warrants

At April 30, 2004 and 2003, the Company had outstanding and exercisable warrants to purchase 6,241,178 and 3,440,000 shares, respectively, of the Company’s common stock at prices ranging from $0.60 to $6.75 per share.  The warrants expire at various dates through February 3, 2014.  At April 30, 2004 and 2003, the weighted average remaining contractual life of the warrants was 4.77 and 1.68 years and the weighted average exercise price of the warrants was $3.27 and $4.58, respectively.

As discussed above under “Common Stock” during the fourth quarter of fiscal year 2004, the Company issued 1,189,863 warrants to purchase common stock to investors and issued 190,378 warrants to purchase common stock to agents of the Company’s private placement.

As discussed in Note 5, the Company issued to certain lenders and a lessor, warrants to purchase 1,395,937 common shares during the year ended April 30, 2004 and warrants to purchase 700,000 common shares during the year ended April 30, 2003.

As discussed in Note 10, during the year ended April 30, 2004, the Company issued a seven-year warrant to purchase 25,000 shares of common stock in connection with a technology purchase agreement.

10.          Atrial Fibrillation Technology Purchase Agreement

The Company entered into an agreement with LightWave Ablation Systems, Inc. (“LightWave”) in August 2003 to purchase technology for the treatment of atrial fibrillation.  Upon closing, the Company issued 15,000 shares of common stock and a seven-year warrant to purchase up to 25,000 shares of common stock for $1.46 per share, and made an initial payment of $10,000 to LightWave for the worldwide technology distribution rights.  The Company made an additional payment of $15,000 in the fourth quarter of fiscal year 2004 when LightWave achieved certain U.S. regulatory milestones.  The Company is obligated to pay LightWave an additional $15,000 in April 2005, or earlier if the Company achieves certain European regulatory approvals.  In addition, the Company is required to pay up to an additional $510,000 and to issue warrants to purchase up to an additional 75,000 common shares at $1.46 per share in the event that the Company meets certain development and sales milestones related to the acquired technology.  The Company has recorded a research and development charge of $83,930 in the fiscal year ended April 30, 2004, to reflect the fair value of the common shares issued, the cash issued and issuable and the fair value of the common stock and warrants issued to LightWave.  At April 30, 2004, the accrued future cash payments of $15,000 are included in accrued expenses.

11.       Research and Development Costs

Research and Development costs principally consist of engineering costs, included as part of engineering and regulatory in the Consolidated Statement of Operations, totaled $762,525 and $558,141 for the fiscal years ended April 30, 2004 and 2003, respectively.  Research and Development costs relate primarily to product and process development initiatives.

12.       Supply Agreement

In July 1998, the Company entered into a three-year supply agreement with Snia S.p.A. Carbomedics, Inc. (“Carbomedics”), the source of certain raw material components associated with the manufacture of certain of the Company’s heart valves.  The supply agreement was extended for an additional two years in March 2001, and expired December 31, 2003.

This agreement provided that the Company purchase a minimum number of raw material units each calendar year through 2003.  Under the terms of the agreement, the Company is required to compensate Carbomedics for any purchase shortfalls up to a maximum of $200,000 per year.  The Company has not met the minimum purchase requirement for the last four calendar years.  As a result, the Company expensed $147,434 and $138,738 related to these purchase shortfalls to cost of goods sold in fiscal years 2004 and 2003, respectively.  This agreement was not renewed by the Company following its expiration in December 2003.

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

	For the Years Ended April 30,
	2004	2003

Europe	$1,462,385	$1,471,015
South Asia	479,035	414,455
Middle East	463,382	342,585
Far East	48,854	60,348
Other	316,341	40,960
United States	640,978	248,700
Total	$3, 410,975	$2,578,063

At April 30, 2004 and 2003, substantially all of the Company’s operations and assets were based in the United States.

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

	2004	2003

Distributor #1 (shareholder)	$1,002,622	$762,842
Distributor #2	351,641	319,985
Distributor #3	348,555	347,085
Distributor #4	198,600	319,000

Accounts receivable from distributor #1 at April 30, 2004 and 2003, totaled $533,402 and $557,899, respectively.

14.       Spin-off of UROPACE

On November 1, 2000, the Company completed the spin-off of UROPACE, Inc. (UROPACE), a subsidiary of the Company, to the existing shareholders of the Company.

As a part of this spin-off, the Company agreed to loan UROPACE up to $356,250 at a variable interest rate.  Principal and interest on the note was payable in installments equal to 5 percent of UROPACE’s future annual net sales until the note and interest was paid in full.  The Company had loaned UROPACE $235,000 at April 30, 2003.  Due to the development stage of UROPACE and the uncertainty associated with the collection of this amount, the Company recorded an allowance for the entire balance of the loan during the year ended April 30, 2003, and wrote off the entire balance during the year ended April 30, 2004.

15.       Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the Plan) which is available to all eligible employees.  Under the Plan, the Company may make a discretionary contribution to the Plan upon approval by the Company’s Board of Directors.  Employees are fully vested in their own contributions and earnings thereon and become fully vested in the Company’s contributions and earnings thereon after three years of service.  The Company made contributions to the Plan of $19,662 and $21,504 in fiscal years 2004 and 2003, respectively.

16.       Subsequent Event-Equity sale

On May 21, 2004, the Company closed on the private sale of units, each consisting of one share of common stock and one warrant to purchase one share of common stock.  For a price of $1.47 per unit, the Company issued 1,540,900 shares of common stock and 1,540,900 five year warrants for the purchase of common shares of stock at $1.60 per share.  Gross proceeds totaled $2,265,123.  In connection with this sale, the Company issued to the agent a five year warrant to purchase 123,272 units at an exercise price of $1.8375 per unit, and the Company paid the agent a cash commission of $181,210, and an expense allowance of $67,954.  The warrants underlying the unit warrants issued to the agent are exercisable for a period of five years at an exercise price of $1.8375 per share.

ITEM 8                                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A                                               CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9                                        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of July 23, 2004, our directors and executive officers were as follows:

Name	Age	Principal Occupation	Position with MedicalCV	Director Since
Lawrence L. Horsch	69	Chairman of the Board and Acting Chief Executive Officer of MedicalCV, Inc.	Chairman of the Board and Acting Chief Executive Officer	2003
Susan L. Critzer	48	Chief Executive Officer and Chief Financial Officer of Restore Medical, Inc.	Director	2002
David B. Kaysen	54	President and Chief Executive Officer of Diametrics Medical, Inc.	Director	2002
Salvador Mercé Cervelló	46	Managing and General Director of Mercé v. Electromedicina, S.L.	Director	1996
Adel A. Mikhail, Ph.D.	69	Technology Consultant	Director	1992
Paul K. Miller	81	President of Acton Construction Management Company	Director	1994
John H. Jungbauer	55	Vice President, Finance, Chief Financial Officer and Secretary of MedicalCV, Inc.	Vice President, Finance, Chief Financial Officer and Secretary	N/A
Richard W. Kramp	59	President and Chief Operating Officer of MedicalCV, Inc.	President and Chief Operating Officer	N/A

Board of Directors

Lawrence L. Horsch, who became our Acting Chief Executive Officer in April 2004, became one of our directors and Chairman of the Board in August 2003.  He served as a director of Boston Scientific Corporation from February 1995 to May 2003.  He was one of the founding directors of SciMed Life Systems, Inc. and served as Chairman of the Board from 1977 to 1994, and Acting Chief Financial Officer from 1994 to 1995.  Since 1990, Mr. Horsch has served as Chairman of Eagle Management & Financial Corp., a management consulting firm.  Mr. Horsch has been involved as a director or consultant to numerous early-stage companies in the Twin Cities area and has been a member of the University of St. Thomas MBA adjunct faculty since 1979.  Mr. Horsch currently serves as a director of Leuthold Funds, Inc., a registered investment company.

Susan L. Critzer, one of our directors since August 2002, has served as Chief Executive Officer and Chief Financial Officer of Restore Medical, Inc., a company focused on products for the ear, nose and throat field, since June 2002.  From January 2001 to June 2002, Ms. Critzer served as Chief Operating Officer of Venturi Development Group, an incubator focused on seed level medical device opportunities.  Ms. Critzer has over 25 years of experience in general management, manufacturing, quality assurance, engineering, and product development.  Prior to joining Venturi, Ms. Critzer served as Vice President, Operations, Interim President and Acting Chief Financial Officer and President and Chief Executive Officer of Integ Incorporated, a development stage glucose monitoring company that went public in 1996 and was acquired by Inverness Medical in early 2001.  Before joining Integ, Ms. Critzer served in various management roles at the Davis + Geck Division of American Cyanamid Corp., Deseret Medical Inc. and Becton-Dickinson Corp.  From September 1973 to April 1986, Ms. Critzer was a manufacturing superintendent and senior administrator for manufacturing at the Saginaw Division of General Motors Corp.

David B. Kaysen, one of our directors since August 2002, serves as President, Chief Executive Officer and a director of Diametrics Medical, Inc., a company that develops, manufactures and commercializes blood and tissue analysis systems that provide diagnostic results at the point of patient care.  Mr. Kaysen has more than 25 years of executive management and sales and marketing experience in the medical products and services industry, most recently serving 10 years as President, Chief Executive Officer and a director of Rehabilicare Inc. (now Compex Technologies, Inc.), a manufacturer and marketer of home electrotherapy equipment for the physical therapy, rehabilitation, occupational and sports medicine markets.  From 1988 to 1989, Mr. Kaysen served as President, Chief Executive Officer and a director of Surgidyne, Inc. (now Sterion, Inc.).  Mr. Kaysen has also held senior management positions in sales and marketing at several medical product and services companies, including Redline Healthcare, American Hospital Supply Corporation, Emeritus Corporation and Lectec/NDM Corporation.  Mr. Kaysen currently serves as a director of Zevex International, Inc., a publicly held company engaged in the business of designing, manufacturing and distributing medical devices.

Salvador Mercé Cervelló, one of our directors, serves as Managing and General Director of Mercé V. Electromedicina, S.L., a commercial supplier of electromedical products, mainly products for cardiac surgery and cardiology, including those produced by our company, in Spain.  He served on our board from November 1993 to November 1995 and again from December 1996 through the present.

Adel A. Mikhail, Ph.D., served as President and Chief Executive Officer of our company from March 1992 to June 2001, and Chairman of the Board from March 1992 to August 2003.  Since June 2001, he has provided certain consulting services to our company.  Dr. Mikhail has more than 29 years of experience in the mechanical heart valve industry, including 17 years with our predecessors, Medical Incorporated and Omnicor.  Dr. Mikhail served such entities in several technical capacities, including Senior Vice President of Clinical Research and Regulatory Affairs.

Paul K. Miller has been one our directors since August 1994.  Mr. Miller has served as President of Acton Construction Management Company, a real estate management company, since 1980.  Mr. Miller has, over the course of his business career, been the President and majority shareholder of various companies with offices in Minnesota and Texas which have been engaged in the construction of municipal waste water projects throughout the central United States and in the acquisition and management of real estate investments.  He is a significant investor and director of a number of development stage companies and has served as a bondholders representative on the creditors committees of several publicly held companies.

Executive Officers

Our executive officers serve at the discretion of our board of directors.  Our directors hold office until our next annual meeting of shareholders and until their successors have been elected and qualified.  There are no family relationships among our directors and executive officers.  Information regarding our executive officers is provided in Part I of this Form 10-KSB under separate caption.

Audit Committee Financial Expert

Our board of directors has determined that Susan L. Critzer is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

Code of Ethics

We have adopted a Code of Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors.  Our Code of Ethics satisfies the requirements of Item 406(b) of Regulation S-B.  Our Code of Ethics is posted on our internet website at www.medcvinc.com and is available, free of charge, upon written request to our Chief Financial Officer at MedicalCV, Inc., 9725 South Robert Trail, Inver Grove Heights, MN 55077.   We intend to disclose any amendments to or waivers from a provision of our Code of Ethics that requires disclosure on our website at www.medcvinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during the last fiscal year, all applicable Section 16(a) filing requirements were met, except that (i) one report on Form 4 setting forth the May 14, 2003 purchase and sale of 2,000 shares of common stock by Dr. Richard A. DeWall, a former director of our Company, (ii) one report on Form 4 setting forth the July 8, 2003 issuance of a warrant to purchase common stock in the amount of 320,178 shares to PKM Properties, LLC, an entity over which Paul K. Miller, one of our directors, exercises control, (iii) one report on Form 4 setting forth the August 20, 2003 issuance of a warrant to purchase common stock in the amount of 60,179 shares to PKM Properties, LLC, an entity over which Mr. Miller exercises control, and (iv) one report on Form 4 setting forth the November 11, 2003 grant of a stock option for the purchase of 44,643 shares to Lawrence L. Horsch, our Chairman of the Board and Acting Chief Executive Officer, were not filed on a timely basis.

ITEM 10                EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our Acting Chief Executive Officer and the other highest paid executive officers (the “Named Executive Officers”) during our most recent fiscal year.  As noted below, Messrs. Mowery, Seck and Fisher have each resigned from their positions at our company.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options		All Other Compensation ($) (1)

Lawrence L. Horsch (2)	2004	0	0	41,985	(3)	144,643	(3)	0
Acting Chief	2003	0	0	0		18,000	(4)	0
Executive Officer	2002	0	0	0		0		0

Blair P. Mowery (5)	2004	165,006	0	0		0		10,245
Former President,	2003	164,372	0	0		0		9,861
Heart Valve Division	2002	170,298	50,000	0		300,000		0

Allan R. Seck (6)	2004	144,438	0	0		0		2,304
Former Vice President -	2003	143,568	0	0		0		2,304
Business Development	2002	139,775	0	0		0		0

Jules L. Fisher (7)	2004	125,081	0	0		0		1,997
Former Chief	2003	155,002	0	0		0		2,155
Financial Officer	2002	72,852	0	0		76,000		0

(1)                        Represents the dollar value of insurance premiums paid by our company with respect to term life insurance for the benefit of the Named Executive Officer.

(2)                        Mr. Horsch became our Acting Chief Executive Officer on April 19, 2004.

(3)                        Represents consideration paid for consulting services provided by Mr. Horsch pursuant to a letter agreement described in Certain Relationships and Related Transactions.

(4)                        Represents consideration paid for advisory services provided by Mr. Horsch pursuant to an advisory agreement described in Certain Relationships and Related Transactions.  Following Mr. Horsch’s appointment as Chairman of the Board, this advisory agreement terminated and vesting on this option ceased.  At that time, the option had vested to the extent of 9,000 shares.

(5)                        Mr. Mowery, who became President of our Heart Valve Division in April 2004, formerly served as our President and Chief Executive Officer from June 2001 to April 2004.  He resigned from his positions at our company in July 2004.

(6)                        Mr. Seck, who became Vice President, Business Development in June 2004, formerly served as Senior Vice President, Sales and Marketing from March 2001 to June 2004.  He resigned from his position at our company in July 2004.

(7)                        Mr. Fisher, who became our Chief Financial Officer on December 17, 2001, resigned from his position our company in February 2004.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning grants of stock options during the fiscal year ended April 30, 2004 to each Named Executive Officer.  We granted no stock appreciation rights during our last fiscal year.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date

Lawrence L. Horsch	100,000	37.0%	0.70	8/19/2013
	44,643	16.5%	1.68	11/11/2013
Blair P. Mowery	0	0%	N/A	N/A
Allan R. Seck	0	0%	N/A	N/A
Jules L. Fisher	0	0%	N/A	N/A

The following table sets forth information concerning the options exercised by each Named Executive Officer during the fiscal year ended April 30, 2004.  It also sets forth information concerning unexercised options held by such persons as of April 30, 2004.  No stock appreciation rights were exercised by such persons during the last fiscal year or were outstanding at the end of that year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized ($)
			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In the Money Options at Fiscal Year End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Lawrence L. Horsch	0	N/A	86,977	66,666	$35,577	$53,333
Blair P. Mowery	0	N/A	300,000	0	0	N/A
Allan R. Seck	0	N/A	80,000	20,000	0	0
Jules L. Fisher	0	N/A	19,000	57,000	0	0

(1)                                  Represents the fair market value of one publicly traded unit at April 30, 2004 minus the per share exercise price of the option to purchase shares of common stock.

Employment Agreements

Under a letter agreement effective April 16, 2004, Blair P. Mowery resigned from his position as our President and Chief Executive Officer and became President of our Heart Valve Division.  This agreement provided that Mr. Mowery’s employment would continue on an at-will basis, that his salary would remain at $165,000 per year, and that Mr. Mowery would remain on the Board of Directors until a new Chief Executive Officer is hired, after which Mr. Mowery would resign as a member of the Board.  The agreement provided that if Mr. Mowery remained in the position of President of the Heart Valve Division until the new Chief Executive Officer is hired and thereafter decided to leave the company, he would receive one year’s severance, including regular pay and fringe benefits.  The agreement further provided that in the event the company should sell its Heart Valve Division after the arrival of a new Chief Executive Officer, Mr. Mowery would be paid a bonus to be determined by the compensation committee.

In July 2004, Mr. Mowery resigned from his position as President of our Heart Valve Division.  He also resigned from our board of directors.  Pursuant to the terms of his severance agreement, Mr. Mowery will be paid one year’s severance, including regular pay and fringe benefits.  He has also agreed to certain non-compete terms.  In addition, we have agreed to issue a five-year option to Mr. Mowery for the purchase of 25,000 shares of our common stock at an exercise price of $1.50 per share.

In May 1999, we entered into a letter agreement with Allan R. Seck.  Under this agreement, Mr. Seck was employed to serve as our Vice President - Sales and Marketing at a salary of $132,000 per year plus a bonus of one percent of sales over $3,500,000 per year.  We retained the right to terminate Mr. Seck’s employment at will.  However, upon a change in control of our company, we agreed to pay him an amount equal to two years’ salary and accelerate the vesting of Mr. Seck’s unvested stock options to be immediately exercisable.  In consideration of Mr. Seck’s entry into this agreement, we granted him a stock options to purchase 100,000 shares of our common stock at a price of $2.50 per share.  Such options vest over four years and expire on July 26, 2005.  In March 2001, Mr. Seck became Senior Vice President, Sales and Marketing.  In August 2001, we amended our agreement with Mr. Seck to provide that the bonus based on annual sales would be payable only through fiscal year 2002.  In consideration of Mr. Seck’s entry into this amendment, we agreed to increase his salary by an amount not to exceed 15 percent and develop a new executive and sales incentive plan in which he would be eligible to participate.  In June 2004, Mr. Seck became Vice President, Business Development.

In July 2004, Mr. Seck resigned from his position as Vice President, Business Development.  Pursuant to the terms of his severance agreement, Mr. Seck will be paid 10 weeks’ severance, including regular pay and fringe benefits.  He has also agreed to certain non-compete terms.

We have also entered into various agreements with Lawrence L. Horsch, our Acting Chief Executive Officer and Chairman of the Board.  For more information about these agreements, please review “Certain Relationships and Related Transactions.”

Director Compensation

Our directors are reimbursed for certain reasonable expenses incurred in attending board meetings.  Directors who are also employees receive no remuneration for services as members of the board or any board committee.  Through the end of calendar year 2003, under our 1993 director stock option plan, directors who are not employed by us were entitled to receive automatic annual stock option grants for the purchase of 7,000 shares.

ITEM 11                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of July 23, 2004, by:  (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each Named Executive Officer (as defined herein), and (d) all executive officers and directors as a group.  The percentage of beneficial ownership is based on 10,730,833 shares outstanding as of July 23, 2004.  As indicated in the footnotes, shares issuable pursuant to warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise noted, each person identified below has sole voting and investment power with respect to such shares.  Except as otherwise noted below, we know of no agreements among our shareholders which relate to voting or investment power with respect to our common stock.  Unless otherwise indicated, the address for each listed shareholder is c/o MedicalCV, Inc., 9725 South Robert Trail, Inver Grove Heights, Minnesota 55077.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (1)		Percent Beneficially Owned (1)
Paul K. Miller	3,320,251	(2)	26.7%
Perkins Capital Management, Inc.	1,660,000	(3)	14.6%
730 East Lake Street
Wayzata, MN 55391
Peter L. Hauser	1,005,557	(4)	8.6%
16913 Kings Court
Lakeville, Minnesota 55044
Adel A. Mikhail, Ph.D.	760,552	(5)	6.9%
Graphite Enterprise Trust PLC	630,000	(6)	5.9%
4th Floor, Berkeley Square House
Berkeley Square, London W1X 5PA
United Kingdom
Blair P. Mowery (7)	315,000	(8)	2.9%
Lawrence L. Horsch	232,690	(9)	2.2%
Salvador Mercé Cervelló	133,000	(10)	1.2%
Allan R. Seck (11)	110,000	(12)	1.0%
Susan L. Critzer	14,000	(13)	*
David B. Kaysen	14,000	(13)	*
Jules L. Fisher (14)	0	(13)	—
All current directors and executive officers as a group (eight persons)	4,524,493	(15)	35.0%

*                      Less than one percent.

(1)               Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities.  Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of July 23, 2004.

(2)               Represents (a) 1,367,580 shares, (b) 120,000 shares owned by Gracon Contracting Co., an entity over which Mr. Miller exercises control, (c) 35,000 shares purchasable pursuant to the exercise of options, (d) 100,000 shares purchasable pursuant to the exercise of warrants, (e) 1,488,671 shares purchasable pursuant to the exercise of warrants held by PKM Properties, LLC, an entity over which Mr. Miller exercises control, (f)

4,500 units owned by Mr. Miller’s spouse, and (g) 100,000 units.  Each such unit consists of one share of common stock and one Class A Warrant to purchase one share of common stock.

(3)               Includes 615,000 shares purchasable pursuant to the exercise of warrants.

(4)               Represents (a) 53,000 shares, (b) 37,500 units purchasable upon the exercise of warrants, (c) 516,357 shares purchasable upon the exercise of warrants, and (d) 180,600 units held by Mr. Hauser’s IRA.  Each unit consists of one share of common stock and one Class A Warrant to purchase one share of common stock.

(5)               Represents 499,552 shares held by Adel A. Mikhail and Narguis Mikhail, Dr. Mikhail’s spouse, as joint tenants, 240,000 shares purchasable pursuant to the exercise of warrants and 21,000 shares purchasable pursuant to the exercise of options.

(6)               Includes 126,000 shares held by Graphite Enterprise Trust Limited Partnership, an entity over which Foreign & Colonial Enterprise Trust PLC exercises control.

(7)               Mr. Mowery resigned as President, Heart Valve Division in July 2004.

(8)               Includes 300,000 shares purchasable pursuant to the exercise of options.

(9)               Represents (a) 115,714 shares, (b) 30,000 shares purchasable pursuant to the exercise of warrants, and (c) 86,976 shares, purchasable pursuant to the exercise of options.

(10)         Includes 28,000 shares purchasable pursuant to the exercise of options.  Mr. Mercé Cervelló is the Managing and General Director of Mercé v. Electromedicina, S.L.

(11)         Mr. Seck resigned as Vice President, Business Development in July 2004.

(12)         Includes 100,000 shares purchasable pursuant to the exercise of options.

(13)         Represents shares purchasable pursuant to the exercise of options.

(14)         Mr. Fisher resigned as our Chief Financial Officer in February 2004.

(15)         Includes 198,976 shares purchasable pursuant to the exercise of options and 1,988,171 shares purchasable pursuant to the exercise of warrants.

Certain shares, options, and warrants beneficially owned by our officers, directors, former directors, significant shareholders, and employees are subject to an escrow agreement with the Commissioner of Commerce for the State of Minnesota.  The depositors, who placed an aggregate of 1,664,845 shares into escrow, entered into this escrow agreement as a condition of the registration of the units sold in our initial public offering.  The term of escrow runs through November 20, 2004.

Equity Compensation Plan Information

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,151,727		$2.81	664,941	(1)
Equity compensation plans not approved by security holders	3,151,315	(2)	$1.78	0
Total	4,303,042		$2.05	664,941

(1)                                  Represents 2,500 shares remaining available for future issuance under our 1997 Stock Option Plan and 662,441 shares remaining available for future issuance under our 2001 Equity Incentive Plan.

(2)                                  Represents (a) 350,000 shares of common stock underlying a five-year warrant exercisable at $0.596 per share issued to Paul K. Miller in connection with a line of credit with PKM Properties, which warrant expires January 17, 2008, (b) 350,000 shares of common stock underlying a five-year warrant exercisable at $0.6275 per share issued to Paul K. Miller in connection with a sale-leaseback transaction entered into on April 4, 2003, which warrants expire on April 4, 2008, (c) 100,000 shares of common stock underlying a seven-year warrant exercisable at $2.95 per share issued to Segmed Inc. in connection with a purchase of technology, which warrants expire on August 7, 2009, (d) 240,000 shares of common stock underlying a five-year warrant exercisable at $2.125 per share issued to Adel A. Mikhail, Ph.D., a director and our former chief executive officer, on February 2, 2001, pursuant to a severance and consulting agreement dated November 1, 2000, (e) an aggregate of 100,000 shares of common stock underlying warrants exercisable at $2.00 per share issued to Paul K. Miller, a director, on November 22, 1999 and December 6, 2000, in connection with Mr. Miller’s guarantee of a bank loan, both of which warrants expire on November 19, 2004, (f) 150,000 units underlying a warrant exercisable at $6.75 per unit issued to Equity Securities Investments, Inc. on November 20, 2001, in connection with its services as underwriter of our initial public offering, (g) 380,357 shares of common stock underlying a ten-year warrant exercisable at $0.70 per share issued to Peter L. Hauser in connection with a July 2003 financing with Mr. Hauser, (h) 380,357 shares of common stock underlying a ten-year warrant exercisable at $0.70 per share issued to PKM in connection with a July 2003 financing with PKM, (i) 25,000 shares of common stock underlying a seven-year warrant exercisable at $1.46 issued to LightWave Ablation Systems, Inc. in connection with a purchase of technology, which warrant expires on August 27, 2010, (j) 77,381 shares of common stock exercisable at $1.68 underlying a ten-year warrant issued to PKM in connection with an amendment to our financing with PKM, which warrant expires on November 13, 2013, (k) 90,909 shares of common stock exercisable at $1.43 underlying a ten-year warrant issued to Draft Co. in consideration of a loan agreement with Draft Co., which warrant expires on November 24, 2013, (l) 330,933 shares of common stock exercisable at $2.00 underlying a ten-year warrant issued to PKM in connection with an extension of the maturity date of the January Discretionary Credit Agreement, which warrant expires on February 3,

2014, (m) 136,000 shares of common stock exercisable at $2.00 underlying a ten-year warrant issued to Peter L. Hauser in connection with the extension of the maturity date of the $1.0 million financing provided by Mr. Hauser, which warrant expires February 3, 2014, (n) 95,189 units underlying a five-year warrant exercisable at $1.8375 per unit issued to our finder in connection with its services in our 2004 private placement, each unit consisting of one share of common stock and a warrant to purchase a share of our common stock at $1.8375 per share, and (o) 100,000 shares of common stock underlying a stock option exercisable at $0.70 per share granted to Lawrence L. Horsch in August 2003.

ITEM 12                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Lawrence L. Horsch

In February 2003, we entered into an advisory agreement with Lawrence L. Horsch, who became one of our directors and Chairman of the Board in August 2003 and our Acting Chief Executive Officer in April 2004.  Pursuant to this agreement, Mr. Horsch agreed to provide 10 hours of advisory services per month, for a retainer of $750 per month.  As additional consideration, we issued a five-year option to Mr. Horsch for the purchase of 18,000 shares of common stock exercisable at $0.51 per share.  Such option vested to the extent of 1,500 shares per month during the term of the advisory agreement.  Mr. Horsch began providing advisory services to us under this agreement on February 18, 2003.  Following his appointment as Chairman of the Board, we agreed with Mr. Horsch to terminate the advisory agreement.  At the termination of the advisory agreement, Mr. Horsch had been paid $4,500 in advisory fees and the option granted to Mr. Horsch had vested to the extent of 9,000 shares.

Effective August 19, 2003, upon the termination of the advisory agreement, we entered into a letter agreement with Mr. Horsch to address our relationship with him as Chairman of the Board.  Pursuant to this agreement, Mr. Horsch agreed to provide 32 hours of service per month as Chairman of the Board, for a retainer of $60,000 per year.  Pursuant to the agreement, Mr. Horsch agreed to purchase 85,714 shares of common stock from our company at a price of $0.70 per share.  As additional consideration, we issued a ten-year option to Mr. Horsch for the purchase of 100,000 shares of common stock exercisable at $0.70 per share.  Such option vests in full upon the fourth anniversary of the date of grant.  This vesting may be accelerated to the extent of one-third of the shares purchasable under the option upon the occurrence of each of three performance measures:  the completion of certain additional debt or equity financing, certain advances in product development and achievement of certain stock performance.  The agreement provides for a term of 12 months; however, it may be terminated if our board of directors determines to remove Mr. Horsch as Chairman of the Board.

On April 16, 2004, we entered into an arrangement with Mr. Horsch to compensate him for the extra hours he has worked and will be working beyond the 32 hours per month agreed upon in the August 19, 2003 letter agreement.   Pursuant to this arrangement, Mr. Horsch will be granted ten-year options to purchase shares of common stock exercisable at $1.67 per share.  The number of shares of common stock purchasable pursuant to the options will be the value of the hours (at $156.25 per hour) divided by .30 with the result divided by the exercise price.  As of April 30, 2004, no options had been issued to Mr. Horsch under this arrangement.

Separation Agreement with Adel A. Mikhail, Ph.D.

In November 2000, we entered into a separation agreement and release with Adel A. Mikhail, Ph.D.  Dr. Mikhail was our founder and served as our President and Chief Executive Officer from March 1992 until June 2001, at which time he retired.  Among other things, the separation agreement provided that following the termination of his employment as President and Chief Executive Officer, we would retain Dr. Mikhail as an independent consultant for a period of two years to provide advice and technical expertise with respect to our operations.  Dr. Mikhail agreed to provide up to 40 hours of consulting services per month, for a retainer of $6,000 per month.  We agreed to pay Dr. Mikhail at the rate of $125 per hour, up to a maximum of $1,000 per day, for services rendered beyond 40 hours per month.  Dr. Mikhail began providing consulting services to us under this agreement in June 2001.  During our fiscal year ended April 30, 2003, we paid Dr. Mikhail $74,385 in consulting fees.

In June 2003, upon the expiration of the consulting arrangement set forth in the separation agreement, we entered into a technical assistance agreement with Dr. Mikhail.  Pursuant to this agreement, Dr. Mikhail agreed to continue performing consulting services as an independent contractor in exchange for the same compensation set forth in the separation agreement.  During our fiscal year ended April 30, 2004, we paid Dr. Mikhail $ 72,000 in technical assistance fees.

Arrangements and Transactions with Paul K. Miller and PKM Properties, LLC

January Discretionary Credit Agreement.  In January 2003, we required funding to meet critical working capital shortages.  To address these needs we established a discretionary line of credit with PKM, pursuant to which we borrowed an aggregate of $943,666.  The line of credit initially had a maturity date of April 17, 2003.  On April 15, 2003, the maturity date was extended to September 17, 2003.  The line of credit requires the payment of interest at the higher of 7 percent or 1 percent above a bank reference rate (7 percent was the rate in effect as of April 30, 2003).  In October 2003, the Company amended the discretionary line of credit with PKM established in January 2003 to extend the maturity date and increase the interest rate to 10 percent.  The line of credit contains various representations and loan covenants as are customary in banking and finance transactions.  In connection with the January Discretionary Credit Agreement, PKM was issued a second mortgage on our real estate and a security interest in all of our remaining assets, including inventory, equipment, accounts and contract rights, instruments, deposits and intangibles, including patents and trademarks.  As additional consideration, we also issued to PKM a warrant with a five-year term to purchase 350,000 shares of our common stock at an exercise price of $0.596 per share.  In February 2004, the maturity date of this loan was extended to June 30, 2005.  As of May 31, 2004, PKM had advanced $943,333 under the January Discretionary Credit Agreement.

Financing Transaction.  On April 4, 2003, we sold our real estate, including real property and office-warehouse-manufacturing facility, together with certain personal property related thereto, to PKM.  The purchase price for the property was $3.84 million, paid with (1) $1.0 million in cash (subject to certain reductions, prorations and credits), (2) PKM’s assumption of a mortgage note against the property in the amount of $2.5 million in favor of Associated Bank Minnesota, dated November 23, 1999, and (iii) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.  As additional consideration, we issued to PKM a five-year warrant for the purchase of 350,000 shares of our common stock at an exercise price of $0.625 per share.

Concurrent with the sale of the property, we entered into a ten-year lease for the property with a base annual rent of $360,000 for the first and second year; $370,800 per year for the third, fourth and fifth year, and $389,340 for the remaining years of the lease subject to an increase for additional interest payable by PKM on its long-term permanent financing of the property, which may increase base monthly rents by up to one-twelfth of the additional annual interest payable by PKM.  Assuming we are not in default under the terms of the lease, we have two options to extend the lease for five-year periods upon expiration of the initial ten-year term at a market rate.  We also pay under the lease operating costs and real estate taxes.  Under certain conditions, we also have an option to purchase the building at the end of the initial ten-year term at the fair value at that time.  The purpose of the transaction was to retire our bank debt and provide us with additional required working capital.

Discretionary Credit Agreement.  In July 2003, we entered into an additional discretionary credit agreement with PKM, pursuant to which PKM agreed to lend to us up to an additional $935,000.  We required additional funding to meet ongoing working capital needs, including to meet obligations to PKM under the above-described January Discretionary Credit Agreement and facilities lease.  The interest rate is 10 percent per year.  The line of credit contains various representations and loan covenants as are customary in banking and finance transactions and is secured by a security interest in substantially all of our remaining property, including inventory, equipment, accounts and contract rights, instruments, deposits and intangibles, including patents and trademarks.

As additional consideration, we agreed to issue PKM ten-year warrants for the purchase of up to 380,357 shares of our common stock at an exercise price of $0.70 per share with terms and conditions that include weighted-average anti-dilution rights and provide certain rights to PKM to require registration of the common stock underlying the warrants under federal and state securities laws.  We also agreed to modify certain terms of the warrants issued to PKM in connection with the January Discretionary Credit Agreement to conform to the terms of the warrants issued as part of this bridge debt financing.  We also agreed to pay PKM a placement fee of 6.5 percent of the amount borrowed under the Credit Agreement.  In addition, we paid counsel for PKM approximately $56,000 to cover fees and expenses incurred on behalf of PKM in connection with the Credit Agreement.  The Credit Agreement is a discretionary credit facility.  PKM may, in its sole discretion, decide not to make any additional loans under the May Credit Agreement, and is not contractually obligated to do so.  In November 2003, the Company amended the $1.0 million term debt with PKM initiated on July 3, 2003, to provide for an additional $500,000 of borrowing under the same terms as the July 8, 2003 financing.  The Company issued, as additional consideration, ten-year warrants to purchase up to 77,381 shares of common stock at an exercise price of $1.68 per share with terms and conditions that include weighted-average anti-dilution rights.  In February 2004, the maturity date of this loan was extended to June 30, 2005.  In conjunction with the extension, the Company issued a warrant with a ten year term to purchase up to 330,933 shares of the Company's common stock at an exercise price of $2.00 per share.

April 2004 Short-Term Loan.  In April 2004, we issued a short-term promissory note to PKM in the principal amount of $150,000.  The note required the payment of interest at a rate of 10 percent per year.  We repaid such note in full during April 2004.

Transaction with Peter L. Hauser

In July 2003, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser, an existing shareholder, pursuant to a subordinated note with an interest rate of 10 percent per year.  Pursuant to an intercreditor agreement with PKM, the loan is secured by substantially all of our assets.  We issued to Mr. Hauser ten-year warrants for the purchase of 380,357 shares of our common stock on terms comparable to the warrants issued to PKM in connection with the Discretionary Credit Agreement.  Following this transaction, Mr. Hauser became the beneficial owner of over 10 percent of our securities.  In February 2004, the maturity date of this loan was extended to June 30, 2005.  In connection with the extension, the Company issued a warrant with a ten-year term to purchase up to 136,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

Loan from Allan R. Seck

In December 2002, we received a $60,000 unsecured advance from Allan R. Seck, our Senior Vice President — Sales and Marketing, to fund working capital requirements.  This note required us to pay interest at the rate of six percent per year.  This loan was repaid in full in early April 2003.

Related Party Distributor

We sell heart valves through a distribution network of approximately 37 exclusive distributors, including Mercé v. Electromedicina, S.L.  The Managing and General Director of Mercé v. Electromedicina, Salvador Mercé Cervelló, is one of our board members.  During the fiscal years ended April 30, 2004 and 2003, such distributor made net purchases of product from our company equal to approximately 29.4 percent and 29.6 percent of our net sales, respectively.  Our accounts receivable with this distributor accounted for approximately 35.7 and 37.9 percent of our accounts receivable at April 30, 2004 and 2003, respectively.  Obligations to us from our distributors are unsecured.  Distributors could fail to pay receivables or cease distributing our products at any time, thereby materially and adversely affecting our business, financial condition, operating results and cash flows.  We anticipate that we will continue to do business with Mercé v. Electromedicina in future periods.

General

The transactions set forth herein were approved by a majority of our independent, disinterested directors who had access, at our expense, to our legal counsel or independent legal counsel.  We believe that all such transactions were made on terms no less favorable to us than we could have obtained from unaffiliated third parties.  In the future, all material affiliated transactions will be approved by a majority of our independent, disinterested directors who will have access, at our expense, to our legal counsel or independent legal counsel and will be on terms no less favorable to us than we could obtain from unaffiliated third parties.

ITEM 13	EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

On March 23, 2004, we filed a Current Report on Form 8-K relating (1) to our filing of a 510(k) application with the U.S. Food and Drug Administration for the Atrilaze ™ Soft Tissue Ablation System and (2) our release of material non-public information relating to our results of operations for a completed quarterly fiscal period.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by PricewaterhouseCoopers LLP for the years ended April 30, 2004 and 2003.

	Year Ended
	April 30, 2004	April 30, 2003

Audit fees (1)	$109,980	$74,738
Audit-related fees (2)	12,078	900
Tax fees (3)	—	—
All other fees	—	—
Total Fees	$122,058	$75,638

(1) Audit fees consist of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(2) Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) PricewaterhouseCoopers LLP provided us no tax compliance, tax advice, or tax planning services.

Pre-Approval Policies and Procedures

All services provided by our independent auditors, PricewaterhouseCoopers LLP, are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent auditors in the event there is a need for such approval prior to the next full Audit Committee meeting.  Any interim approval given by an Audit Committee member must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on our auditor's independence. The Audit Committee pre-approved all services provided by PricewaterhouseCoopers LLP in fiscal 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Inver Grove Heights, State of Minnesota, on July 29, 2004.

MedicalCV, Inc.

By	/s/ Lawrence L. Horsch
Lawrence L. Horsch
Chairman of the Board and Acting Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Lawrence L. Horsch and John H. Jungbauer as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lawrence L. Horsch
Lawrence L. Horsch	Chairman of the Board and Acting	July 29, 2004
Chief Executive Officer (Principal Executive Officer)

/s/ John H. Jungbauer
John H. Jungbauer	Chief Financial Officer (Principal	July 29, 2004
Accounting Officer and Principal Financial Officer)

/s/ Susan L. Critzer
Susan L. Critzer	Director	July 29, 2004

/s/ David B. Kaysen
David B. Kaysen	Director	July 29, 2004

/s/ Salvador Mercé Cervellό
Salvador Mercé Cervellό	Director	July 29, 2004

/s/ Adel A. Mikhail, Ph.D.
Adel A. Mikhail, Ph.D.	Director	July 29, 2004

/s/ Paul K. Miller
Paul K. Miller	Director	July 29, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.3	Form of Warrant Agreement (including specimen Class A Warrant certificate) (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
4.4	Specimen unit certificate (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
10.1	1992 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
10.2	1993 Director Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
10.3	1997 Stock Option Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
10.4	2001 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).
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

10.10

Discretionary Credit Note in the principal amount of $943,666, issued by the Registrant, Maker, to PKM Properties, LLC, Payee, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295))

10.11

Security Agreement by and between the Registrant, Debtor, and PKM Properties, LLC, Secured Party, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.12

Second Mortgage by the Registrant for the benefit of PKM Properties, LLC, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.13

Common Stock Purchase Warrant issued by the Registrant to PKM Properties, LLC, dated January 17, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.14

Promissory Note in the principal amount of $60,000, issued by the Registrant, Maker, to Allan R. Seck, Payee, dated December 11, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.15

Working Capital Line of Credit — Change in Terms Agreement by and between Associated Bank Minnesota, Lender, and the Registrant, Borrower, dated November 23, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.16

Commercial Guaranty from Paul K. Miller, Guarantor, to Associated Bank Minnesota, Lender, dated November 23, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB/A, filed on April 4, 2003 (File No. 000-33295)).

10.17	Loan Agreement by and between Peter L. Hauser and the Registrant, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).
10.18

$1.0 Million Subordinated Note issued by the Registrant, Maker, to Peter Ludwig Hauser, Payee, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.19

Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by the Registrant, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.20

May Security Agreement in favor of PKM Properties, LLC and Peter L. Hauser, securing property of the Registrant, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.21

Warrant Agreement to purchase 380,357 shares of common stock issued by the Registrant to Peter Ludwig Hauser, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.22

May Discretionary Credit Agreement by and between the Registrant and PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.23

May Discretionary Credit Note issued by the Registrant, Maker, to PKM Properties, LLC, Payee, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.24	Amendment to Warrants by and between the Registrant and PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).
10.25

Warrant Agreement to purchase 320,178 shares of common stock issued by the Registrant to PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.26

Warrant Agreement to purchase 60,179 shares of common stock issued by MedicalCV, Inc. to PKM Properties, LLC, dated August 20, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on December 15, 2003 (File No. 000-33295)).

10.27

Warrant Agreement to purchase 77,381 shares of common stock issued by the Registrant to PKM Properties, LLC, dated November 13, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 22, 2004 (File No. 000-33295)).

10.28	Warrant Agreement to purchase 136,000 shares of common stock issued by the Registrant to Peter L. Hauser, dated February 3, 2004.
10.29	Warrant Agreement to purchase 330,933 shares of common stock issued by the Registrant to PKM Properties, LLC, dated February 3, 2004.
10.30	Letter Agreement between the Registrant and Lawrence L. Horsch, dated effective August 19, 2003.

10.31	Non-Qualified Stock Option Agreement issued issued by the Registrant to Lawrence L. Horsch in the amount of 100,000 shares, dated August 19, 2003.
10.32	Purchase Agreement between the Registrant and PKM Properties, LLC, dated April 4, 2003.
10.33	Building Lease Agreement between the Registrant and PKM Properties, LLC, dated April 4, 2003.
10.34	Technology Purchase Agreement between the Registrant and LightWave Ablation Systems, Inc., Gregory Brucker and Robert Svenson M.D., dated August 27, 2003.
10.35	Warrant Agreement to purchase 25,000 shares of common stock issued by the Registrant to LightWave Ablation Systems, Inc., dated August 27, 2003.
10.36	Technology Assignment Agreement between the Registrant, LightWave Ablation Systems, Inc., Robert H. Svenson, M.D. and Gregory Brucker, dated August 27, 2003.
10.37	Proprietary Information and Inventions Agreement between the Registrant, Robert H. Sevenson, M.D. and Gregory Brucker, dated August 10, 2003.
10.38	Technical Assistance Agreement between the Registrant and Robert H. Svenson, M.D., dated August 7, 2003.
10.39	Technical Assistance Agreement between the Registrant and Gregory Brucker, dated August 7, 2003.
10.40	Technical Assistance Agreement between the Registrant and Adel Mikhail, Ph.D., dated June 14, 2003.
10.41	Assignment Agreement between the Registrant, Segmed, Inc. and William F. Northrup III, M.D., dated August 7, 2002
10.42	Technical Assistance Agreement between the Registrant and William F. Northrup III, M.D. dated August 7, 2002.
10.43	Warrant Agreement to purchase up to 100,000 shares of common stock issued by the Registrant to Segmed, Inc., dated August 7, 2002.
10.44

First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser, PKM Properties, LLC and Draft Co., accepted and acknowledged by the Registrant dated November 24, 2003.

10.45

Amendment No. 1 to First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser, PKM Properties, LLC and Draft Co., accepted and acknowledged by the Registrant dated January 29, 2004.

23	Consent of Independent Auditors.
24	Power of Attorney (included on signature page).
31.1	Acting Chief Executive Officer Certification pursuant to Rule 13a-14, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.1	Acting Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.