Form 10QSB
period 2004-07-31
MEDICALCV INC
filed 2004-09-14
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-33295

MEDICALCV, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒  No  ☐

As of August 31, 2004, the issuer had outstanding 10,730,833 shares of common stock.  This number includes 1,500,000 units, each consisting of one share of common stock and one redeemable Class A Warrant, sold in the issuer’s initial public offering.

Transitional Small Business Disclosure Format (check one)  ☐ Yes   ☒ No

PART I

ITEM 1              Financial Statements

MEDICALCV, INC.

Consolidated Balance Sheet

	July 31, 2004	April 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,159,268	$659,856
Trade and accounts receivable, net	1,384,156	1,495,401
Inventories	2,511,563	2,518,698
Prepaid expenses and other assets	159,281	211,816
Total current assets	5,214,268	4,885,771

Property, plant and equipment, net	1,062,500	1,135,618
Other long term assets	152,500	—
Deferred financing costs, net	63,685	74,605
Total assets	$6,492,953	$6,095,994

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,307,046	$1,498,848
Short-term debt with related parties	3,443,333	—
Current portion of related party lease obligations	292,099	288,995
Note payable	—	485,708
Accrued expenses	630,363	266,671
Total current liabilities	5,672,841	2,540,222
Long-term debt	—	3,443,333
Related party lease obligations, less current portion	3,125,393	3,166,425
Total liabilities	8,798,234	9,149,980

Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 10,730,833 and 7,894,356 shares issued and outstanding, respectively	107,308	91,899
Additional paid-in capital	22,155,631	20,168,133
Deferred stock-based compensation	(1,481)	(1,933)
Accumulated deficit	(24,566,739)	(23,312,085)
Total shareholders’ deficit	(2,305,281)	(3,053,986)
Total liabilities and shareholders’ deficit	$6,492,953	$6,095,994

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Operations

(unaudited)

	Three Months Ended July 31,
	2004	2003

Net sales	$795,503	$900,229
Cost of goods sold	422,460	497,103
Gross profit	373,043	403,126
Operating expenses:
Sales and marketing	269,436	600,738
General and administrative	868,785	556,923
Engineering and regulatory	312,210	203,994
Total operating expenses	1,450,431	1,361,655
Loss from operations	(1,077,388)	(958,529)
Other (expense) income:
Interest expense	(180,420)	(156,246)
Interest income	2,840	4,993
Other (expense) income	312	(11,181)
Total other expense	(177,268)	(162,434)

Net loss	$(1,254,656)	$(1,120,963)
Basic and diluted net loss per share	$(.13)	$(.14)

Shares used in computing basic and diluted net loss per share	9,489,670	7,894,356

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,254,656)	$(1,120,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,247	79,821
Provision for doubtful accounts, excluding return of inventory	—	5,960

Provision for inventory obsolescence	10,250	—
Stock-based compensation	452	29,526
Interest expense associated with warrant grants and amortization of loan origination costs	14,292	114,895
Changes in assets and liabilities:
Accounts receivable	111,245	(162,382)
Inventories	(3,115)	71,600
Prepaid expenses and other assets	52,535	(142,283)
Accounts payable	(191,802)	(157,199)
Accrued expenses	363,692	(317,203)
Net cash used in operating activities	(816,858)	(1,598,228)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,129)	—
Purchase of other long-term assets	(152,500)	—
Net cash used in investing activities	(159,629)	—

Cash flows from financing activities:
Deferred financing costs	10,920	—
Proceed from the issuance of common stock and warrants, net of offering costs	2,002,907	—
Proceeds from short-term debt	—	1,764,728
Principal payments on short-term debt	(500,000)	—
Principal payments under capital lease obligations	—	(13,199)
Principal payments under related party lease obligations	(37,928)	(134,738)
Net cash provided by financing activities	1,475,899	1,616,791

Net increase in cash and cash equivalents	499,412	18,563
Cash and cash equivalents at beginning of year	659,856	184,227
Cash and cash equivalents at end of period	$1,159,268	$202,790

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Notes to Consolidated Financial Statements

(1)                                 Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by MedicalCV, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004.

The consolidated balance sheet as of July 31, 2004, the consolidated statement of operations for the three months ended July 31, 2004 and 2003, and the consolidated statement of cash flows for the three months ended July 31, 2004 and 2003 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2005.

(2)                                 Going Concern

The Company’s unaudited consolidated financial statements for the quarter ended July 31, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At July 31, 2004, the Company had an accumulated deficit of $24,566,739 and has insufficient funds to finance its working capital and capital expenditure needs.  Accordingly, these matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently seeking other sources of financing to fund its operations and working capital requirements.  If the Company is unable to obtain sources of additional funds during fiscal year 2005, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and United States market penetration.

(3)                                 Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.”

For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For Quarters Ended July 31,
	2004	2003
Net loss reported	$(1,254,656)	$(1,120,963)
Less: Pro forma stock based employee compensation cost	(43,501)	(64,269)

Net loss – pro forma	(1,298,157)	(1,185,232)

Net loss per common share – basic and diluted
As reported	(.13)	(.14)
Pro forma	(.14)	(.15)

(4)                                 Net Loss per Share

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three-month periods ended July 31, 2004 and 2003, since the potentially dilutive shares are anti-dilutive to net loss per share.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants for the purchase of 1,761,714 and 5,010,975 shares of the Company’s common stock at July 31, 2004 and 2003, respectively.

(5)                                 Inventories

Inventory consists of the following components:

	July 31, 2004	April 30, 2004
	(unaudited)
Raw materials	$109,343	$97,074
Work-in-process	119,918	216,324
Finished goods	2,282,302	2,205,300
	$2,511,563	$2,518,698

(6)                                 Restructuring Charge

In July 2004, the Company restructured its executive management team which resulted in a charge of approximately $214,000, which is included in general and administrative expenses.  This charge represents the amount of future severance payments due to these former executives.  As of July 31, 2004, two members of management affected by the restructuring were no longer employees of the Company and had no obligation to provide future service to the Company.  The Company expects to pay all amounts due to these former executives by July 2005.

(7)                                 Equity sale

On May 21, 2004, the Company closed on the private sale of units, each consisting of one share of common stock and one warrant to purchase one share of common stock.  For a price of $1.47 per unit, the Company issued 1,540,900 shares of common stock and 1,540,900 five year warrants for the purchase of common shares of stock at $1.60 per share.  Gross proceeds totaled $2,265,123.  In connection with this sale, the Company issued to the agent a five year warrant to purchase 123,272 units at an exercise price of $1.8375 per unit, and the Company paid the agent a cash commission of $181,210, and an expense allowance of $67,954.  Additional incidental expenses totaling $13,052 were also incurred under the transaction.  The warrants underlying the unit warrants issued to the agent are exercisable for a period of five years at an exercise price of $1.8375 per share.

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

The following table summarizes net sales by geographic area:

	Three Months Ended July 31,
	2004	2003
	(unaudited)
Europe	$353,316	$446,870
South Asia	—	76,800
Middle East	257,332	142,454
Far East	7,703	53,180
United States	168,548	180,700
Other	8,604	225
TOTALS	$795,503	$900,229

ITEM 2              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, under the caption “Management’s Discussion and Analysis or Plan of Operation — Cautionary Statement.”

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

Overview

Our primary objective is to develop cardiac products for improved patient outcomes by early treatment of cardiac disorders.  Historically, we have developed, marketed and sold mechanical heart valves known as the Omnicarbon® 3000 and 4000 heart valves.  Our long-range strategy, however, is to achieve profitability by diversifying into high growth markets in cardiothoracic surgery.  Near-term, we plan to develop and introduce products targeting treatment of atrial fibrillation.

We currently sell the Omnicarbon 3000 valve in the U.S. and Japan, and the Omnicarbon 4000 internationally.  The Omnicarbon 3000 is manufactured using pyrolytic carbon components manufactured by a third party, with the remaining manufacturing completed by our company.  In contrast, the Omnicarbon 4000 is completely manufactured by us, which includes our proprietary carbon coating process.  We are seeking an amendment from the U.S. Food and Drug Administration (“FDA”) to the Omnicarbon PMA to use our own proprietary carbon coating process, which we believe will be obtained by late calendar year 2004.  Such approval would allow us to sell the Omnicarbon 4000 in the U.S., and thereby enable us to significantly decrease the manufacturing cost of the Omnicarbon heart valves sold in the United States.  We believe our proprietary carbon coating technology, as well as the excellent record of quality and the established superior clinical performance of the Omnicarbon valve versus leading mechanical heart valves, give us a strategic position for worldwide growth.

Approximately 36,000 Omnicarbon heart valves have been implanted worldwide.  Sales of heart valves have been primarily to customers in Europe, South Asia, the Middle East and the Far East.  Although we derived 43 percent and 48 percent of our net sales in fiscal year 2004 and the first quarter of fiscal year 2005 from Europe, we have established a U.S. sales organization, consisting primarily of independent sales representatives who are experienced in marketing products to cardiothoracic surgeons.  We commenced marketing the Omnicarbon 3000 heart valve in the U.S. in late January 2002.

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

Quarters Ended July 31, 2004 and 2003

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended July 31,
	2004	2003
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	53.1%	55.2%

Gross profit	46.9%	44.8%

Operating expenses:

Sales and marketing	33.9%	66.7%
General and administrative	109.2%	61.9%
Engineering and regulatory	39.2%	22.7%

Total operating expenses	182.3%	151.3%

Loss from operations	(135.4)%	(106.5)%

Other (expense) income:
Interest expense	(22.7)%	(17.4)%
Interest income	0.4%	0.6%
Other income	—%	(1.2)%

Total other expense	(22.3)%	(18.0)%

Net loss	(157.7)%	(124.5)%

Critical Accounting Policies

For discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004.

Results of Operations

Net Sales.  Net sales in the quarter ended July 31, 2004 decreased 11.6 percent to $795,503 from $900,229 in the first quarter of the prior year.  Unit sales decreased 18.2 percent in the quarter ended July 31, 2004, compared to the same period in the previous year.  The average selling price per unit increased 8 percent in the quarter ended July 31, 2004, compared to the quarter ended July 31, 2003, as a larger proportion of our sales were generated in geographic areas where our prices are typically higher.

A 60 percent increase in revenues from sales to customers in the Middle East was offset by a 26 percent decrease in revenues from customers in Europe during the quarter ended July 31, 2004, compared to the quarter ended July 31, 2003.  European sales accounted for 42 percent of sales in the quarter ended July 31, 2004, compared to 50 percent of sales for the quarter ended July 31, 2003.  During the quarter ended July 31, 2004, we changed pricing programs and compensation arrangements with several distributors in an attempt to reduce sales and marketing expense.  This resulted in a disruption to our sales to distributors in certain markets.  Management believes that these revised arrangements will allow us to generate revenues at levels comparable to the current quarter.

Gross Profit.  Gross profit as a percentage of net sales increased to 46.9 percent in the quarter ended July 31, 2004, from 44.8 percent in the comparable period one year ago.  Gross profit decreased $30,083 from $403,126 for the quarter ended July 31, 2003, to $373,043 for the quarter ended July 31, 2004.  While gross profit declined due to the decline in revenues discussed above, gross profit as a percent of sales increased due to the increase in the average selling price per unit discussed above.

Sales and Marketing.  Sales and marketing expenses in the quarter ended July 31, 2004, were $269,436 or 33.9 percent of net sales compared to $600,738 or 66.7 percent of net sales in the same period last fiscal year.  The decrease in sales and marketing expenses in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004 was primarily attributable to restructuring of the company’s sales and distribution organization and changes to the company’s distribution arrangements.  Management expects that the level of sales and marketing expenses in the remaining quarters of fiscal year 2005 will be higher than the current quarter but will remain comparable to the current quarter as a percentage of net sales.

General and Administrative.  General and administrative expenses for the quarter ended July 31, 2004, were $868,785 or 109.2 percent of net sales compared to $556,923 or 61.9 percent of net sales in the prior year.  Included in the general and administrative expense for the three months ended July 31, 2004, was $214,000 for severance agreements.  In the quarter ended July 31, 2004, increased legal fees of $39,000 and increased consulting fees of $26,000 were the other major components of the $311,862 increase of general and administrative expense over the quarter ended July 31, 2003.

Engineering and Regulatory.  Engineering and regulatory expenses for the quarter ended July 31, 2004, were $312,210 or 39.2 percent of net sales compared to $203,994 or 22.7 percent of net sales in the prior year.  Spending on our atrial fibrillation technology acquired in August 2003 was $124,000 for the first quarter of fiscal year 2005 which drove the increase in engineering and regulatory expenses.

Other (Expense) Income.  Interest expense totaled $180,420 in the quarter ended July 31, 2004, compared to $156,246 in the comparable period last fiscal year.  The increase in interest expense in the first quarter of fiscal year 2005 was due to an increased amount of borrowings outstanding in the current quarter compared to the prior year quarter.

Income Tax Provision.  In light of our history of operating losses, we have historically recorded a valuation allowance to fully offset our deferred tax assets.  We have continued to provide a full valuation allowance through the first quarter of fiscal year 2005 due to the inherent uncertainty about our ability to generate the sufficient taxable income to realize these deferred tax assets.  We have recorded no tax provision in the current period due to net operating losses generated for income tax reporting purposes.

Liquidity and Capital Resources

Cash and cash equivalents increased to $1,159,268 at July 31, 2004, from $659,856 at April 30, 2004.  This increase in cash and cash equivalents of $499,412 was due to the following:

Net cash used in operating activities	$(816,858)
Net cash used in investing activities	(159,629)
Net cash provided by financing activities	1,475,899
Net increase	$499,412

Net cash used in operating activities decreased $781,370 to $816,858 in the quarter ended July 31, 2004, from $1,598,228 in the quarter ended July 31, 2003.  The use of cash in operations in the first quarter of both fiscal year 2005 and fiscal year 2004 was primarily due to net losses of $1,254,656 and $1,120,963, respectively.  The decrease in the use of cash in operations in the first quarter of fiscal year 2005 relative to 2004 was due principally to increases in accrued expenses and a decrease in prepaid expenses, versus an decrease in inventories in the first quarter of fiscal year 2004.  The increases in accrued expenses were attributable to when we paid certain costs.

Net cash used in investing activities was $159,629 in the quarter ended July 31,2004. The increase was attributable to a purchase of equipment to be used in the clinical studies for the atrial fibrillation product.

Net cash provided by financing activities was $1,475,899 in the quarter ended July 31, 2004, and consisted of net proceeds from the issuance of common stock and warrants totaling $2,002,907, offset by payments of short-term debt of $500,000 and principal payments on the related party lease obligation of $37,928.  Net cash provided by financing activities was $1,616,791 in the quarter ended July 31, 2003, and consisted of proceeds from short-term debt of $1,764,738, offset by principal payments on capital leases of $13,199, and principal payments on related parties lease.

Throughout fiscal year 2004 and in the first quarter of fiscal year 2005, we entered into a number of financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  These financing activities consisted of the following:

•                  In January 2003, we established a discretionary line of credit with PKM.  As of July 31 and April 30, 2004, we had borrowed $943,333 and $943,333, under this line of credit.  This line of credit, as amended, requires the payment of interest at a rate of 10 percent per year, matures on June 30, 2005, and is collateralized by substantially all of our assets.

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

•                  In February, April and May, 2004, we conducted a private placement to accredited investors of units, each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of common stock.  In this placement, we sold 2,730,763 units for aggregate gross proceeds of $4,014,222. During fiscal year 2004 we received gross proceeds from this private placement of $1,749,099. The five-year warrants sold with the common stock are exercisable to purchase an aggregate of 2,730,763 shares of common stock at an exercise price of $1.60 per share.  In connection with such placement, we issued our agent a five-year warrant to purchase 123,272 units at an exercise price of $1.8375 per unit, paid our agent cash commissions of $181,210 and paid our agent an expense allowance of $67,954.  In connection with such placement, we issued our finder a five-year warrant to purchase 190,378 units at an exercise price of $1.8375 per unit, paid our finder a finder’s fee of $140,928 and reimbursed our finder for expenses of $4,163.  The warrants underlying the unit warrants issued to the agent and the finder are exercisable for a period of five-years at an exercise price of $1.8375 per share.

Even with the net proceeds from our recently completed private placement, we anticipate that we will need to raise additional capital in October 2004.  In addition, the report of our independent registered public accounting firm for fiscal year 2004 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

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

•                  reduce our reliance upon financing transactions; or

•                  enable us to continue operations.

Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing in October 2004.  We will be seeking a minimum of $3,000,000 to fund our operations and working capital requirements through April 2005.  We cannot provide any assurances, however, that such additional financing will be available on terms acceptable to us or at all.  We will need to obtain additional capital prior to the maturity date of our line of credit with PKM and our term debt with PKM and Hauser, all of which is due on June 30, 2005, unless the terms are otherwise extended or restructured to continue operations.  We cannot provide any assurances, however, that we will be able to extend or restructure our debt on terms acceptable to us or at all.

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

We simultaneously leased back our facility pursuant to a ten-year lease, with options to renew and an option to repurchase the facility.  We continue to utilize the facility as we did prior to the financing transaction, with no change in operations.

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

Deferred compensation. As part of the management restructuring, we are obligated to make severance payments to two former officers totaling  $213,626 during fiscal year 2005.

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

The following table summarizes our contractual obligation as of July 31, 2004:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation(1)	$3,713,134	$384,000	$768,000	$2,561,134
Clinical Studies	10,300	10,300
Deferred compensation	213,626	213,626
Atrial Fibrillation Technology Purchase Agreement(2)	15,000	15,000
Debt with Related Parties	3,443,333	3,443,333
TOTAL CONTRACTUAL OBLIGATIONS	$7,395,393	$4,066,258	$768,000	$2,561,134

(1)                                  Future payments include interest due.

(2)                                  Excludes payments that are contingent upon achievement of future development and sales milestones, as described above.

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

PART II

OTHER INFORMATION

ITEM 2              Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  On May 21, 2004, the Company closed on the private sale of units, each consisting of one share of common stock and one warrant to purchase one share of common stock.  For a price of $1.47 per unit, the Company issued 1,540,900 shares of common stock and 1,540,900 five year warrants for the purchase of common shares of stock at $1.60 per share.  Gross proceeds totaled $2,265,123.  In connection with this sale, the Company issued to the agent a five year warrant to purchase 123,272 units at an exercise price of $1.8375 per unit, and the Company paid the agent a cash commission of $181,210, and an expense allowance of $67,954.  The warrants underlying the unit warrants issued to the agent are exercisable for a period of five years at an exercise price of $1.8375 per share.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and the certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, unless registered under the Securities Act.  In addition, the recipients of such securities received material information concerning our company, including, but not limited to, our reports on Form 10-KSB and Form 10-QSB, as filed with the Securities and Exchange Commission.  Except as disclosed above, no underwriting commissions or discounts were paid with respect to the issuance of such securities.

ITEM 6              Exhibits and Reports on Form 8-K

(a)  Exhibits

See Index to Exhibits.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: September 14, 2004	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

	By	/s/ John H. Jungbauer
John H. Jungbauer
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.