Form 10QSB
period 2004-10-31
MEDICALCV INC
filed 2004-12-15
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

Commission File Number 0-33295

MEDICALCV, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

As of December 13, 2004, the issuer had outstanding 10,730,833 shares of common stock.

Transitional Small Business Disclosure Format (check one)  ☐ Yes  ☒ No

PART I

ITEM 1  FINANCIAL STATEMENTS

MEDICALCV, INC.

Consolidated Balance Sheets

	October 31, 2004	April 30, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$239,532	$659,856
Trade and accounts receivable, net	800,166	1,495,401
Inventories	1,325,775	2,518,698
Prepaid expenses and other assets	112,966	211,816
Total current assets	2,478,439	4,885,771
Property, plant and equipment, net	980,597	1,135,618
Other long term assets	152,500	—
Deferred financing costs, net	61,866	74,605
Total assets	$3,673,402	$6,095,994

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,466,286	$1,498,848
Current portion of long-term debt with related parties	3,443,333	—
Current portion of related party lease obligations	294,798	288,995
Note payable	—	485,708
Accrued expenses	312,019	266,671
Total current liabilities	5,516,436	2,540,222
Long-term debt with related parties	—	3,443,333
Related party lease obligations, less current portion	3,024,467	3,166,425
Total liabilities	8,540,903	9,149,980

Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 10,730,833 and 9,189,933 shares issued and outstanding, respectively	107,308	91,899
Additional paid-in capital	22,153,332	20,168,133
Deferred stock-based compensation	(1,030)	(1,933)
Accumulated deficit	(27,127,111)	(23,312,085)
Total shareholders’ deficit	(4,867,501)	(3,053,986)
Total liabilities and shareholders’ deficit	$3,673,402	$6,095,994

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net sales	$459,627	$807,532	$1,255,130	$1,707,761
Cost of goods sold	1,537,753	426,189	1,960,213	923,292
Gross profit (loss)	(1,078,126)	381,343	(705,083)	784,469
Operating expenses:
Sales and marketing	113,328	505,274	382,764	1,106,012
General and administrative	874,070	624,142	1,742,855	1,181,065
Engineering and regulatory	385,967	200,688	698,177	404,682
Total operating expenses	1,373,365	1,330,104	2,823,796	2,691,759
Loss from operations	(2,451,491)	(948,761)	(3,528,879)	(1,907,290)
Other (expense) income:
Interest expense	(112,354)	(303,009)	(292,774)	(459,255)
Interest income	815	—	3,655	4,993
Other (expense) income	2,660	5,860	2,972	(5,321)
Total other expense	(108,879)	(297,149)	(286,147)	(459,583)

Net loss	$(2,560,370)	$(1,245,910)	$(3,815,026)	$(2,366,873)
Basic and diluted net loss per share	$(.24)	$(.16)	$(.36)	$(.30)

Shares used in computing basic and diluted net loss per share	10,730,833	7,906,825	10,554,969	7,915,306

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,815,026)	$(2,366,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	144,067	158,689
Provision for doubtful accounts	117,412	(15,951)
Provision for inventory obsolescence	1,277,691	—
Stock-based compensation	903	150,108
Interest expense related to issued warrants and amortization of loan origination costs	14,292	338,840
Changes in assets and liabilities:
Accounts receivable	577,823	208,357
Inventories	(84,768)	23,909
Prepaid expenses and other assets	98,850	34,029
Accounts payable	(32,562)	191,129
Accrued expenses	45,348	(519,515)
Net cash used in operating activities	(1,655,970)	(1,797,278)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,169)	(1,383)
Proceeds from the sale of property, plant and equipment	23,123	—
Purchase of other long-term assets	(152,500)	—
Net cash used in investing activities	(141,546)	(1,383)

Cash flows from financing activities:
Deferred financing costs	12,739	(139,083)
Proceeds from the issuance of common stock and warrants, net of offering costs	2,000,608	60,000
Proceeds from short-term debt with related party	—	2,000,000
Principal payments on short-term debt	(500,000)	—
Principal payments under capital lease obligations	—	(27,079)
Principal payments under related party lease obligations	(136,155)	(204,183)
Net cash provided by financing activities	1,377,192	1,689,655

Net decrease in cash and cash equivalents	(420,324)	(109,006)
Cash and cash equivalents at beginning of year	659,856	184,227
Cash and cash equivalents at end of period	$239,532	$75,221

Non-cash investing and financing activities
Discount on convertible subordinated bridge notes related to warrants granted in connection with the notes	—	(665,067)

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

The consolidated balance sheet as of October 31, 2004, the consolidated statements of operations for the three and six months ended October 31, 2004 and 2003, and the consolidated statements of cash flows for the six months ended October 31, 2004 and 2003 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2005.

(2)                                 Going Concern

The Company’s consolidated financial statements for the quarter ended October 31, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At October 31, 2004, the Company had an accumulated deficit of $27,127,111 and has insufficient funds to finance its working capital and capital expenditure needs. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently seeking sources of financing to fund its operations and working capital requirements.  If the Company is unable to obtain additional funds during fiscal year 2005, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 18, 2004 the Company’s Board of Directors authorized management to pursue options for exiting the heart valve business.  (See Notes 5 and 10)

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and United States market penetration.

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

For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For the Periods Ended October 31,
	Three Months		Six Months
	2004	2003	2004	2003
Net loss reported	$(2,560,370)	$(1,245,910)	$(3,815,026)	$(2,366,873)
Add: Stock-based employee compensation expense included in operating results, as reported	—	48,718	—	48,718
Less: Pro-forma stock-based employee compensation cost	(100,462)	(143,912)	(143,963)	(208,181)

Net loss – pro forma	(2,660,832)	(1,341,104)	(3,958,989)	(2,526,336)

Net loss per common share – basic and diluted
As reported	(.24)	(.16)	(.36)	(.30)
Pro Forma	(.25)	(.17)	(.38)	(.32)

(4)                                 Net Loss Per Share

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.”  Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the three and six-month periods ended October 31, 2004 and 2003, since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants aggregating 2,329,730 and 5,207,314 shares of the Company’s common stock at October 31, 2004 and 2003, respectively.

(5)                                 Inventories

	October 31, 2004	April 30, 2004
	(unaudited)
Raw materials	$—	$97,094
Work-in-process	—	216,324
Finished goods	1,325,775	2,205,300
	$1,325,775	$2,518,698

During November 2004, the Company’s Board of Directors approved a plan to suspend production of heart valves and authorized management to pursue options for exiting the heart valve business.  During the second quarter of fiscal year 2005, the Company experienced a decline in sales of its heart valves which management believes is the result of changes to the terms of its arrangements with its distributors and to the Company’s focus on exiting this business.  As a result of these factors, management has determined that current sales trends indicate that the Company has excess inventories as well as inventories with carrying values in excess of their realizable values.  Accordingly, during the quarter ended October 31, 2004, the Company recorded a $1,267,441 reduction in the carrying value of certain heart valve inventories.  This reduction in carrying value was recorded as a charge to cost of goods sold.

(6)                                 Other Assets

In May 2004, the Company purchased certain equipment that will be leased to customers to support customers that purchase its new product for the treatment of atrial fibrillation.  The equipment, which has a carrying value of $152,500, is included in other long-term assets.

(7)                                 Restructuring Charge

In the quarter ended July 31, 2004, the Company restructured its executive management team, resulting in the termination of two employees, which resulted in a charge of approximately $214,000, to general and administrative expenses.  This charge represented the amount of future severance payments due to these former employees.  During the quarter ended October 31, 2004, the Company terminated an additional five employees in an effort to reduce operating costs.  This restructuring resulted in approximately $46,000 of additional severance costs which were charged to general and administrative expense.  The Company expects to pay all amounts due to these former employees by August 2005.  As of October 31, 2004, $166,761 remained accrued but not paid.

(8)                                 Equity sale

In February, April and May, 2004, the Company conducted a private placement to accredited investors of units, each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of common stock.  In this placement, 2,730,763 units were sold at $1.47 for aggregate gross proceeds of $4,014,222.  During fiscal year 2004, the Company received gross proceeds from this private placement of $1,749,099.  The five-year warrants sold with the common stock are exercisable to purchase an aggregate of 2,730,763 shares of common stock at an exercise price of $1.60 per share.  In connection with such placement, the Company issued its agent a five-year warrant to purchase 123,272 units at an exercise price of $1.8375 per unit, paid its agent cash commissions of $181,210 and paid its agent an expense allowance of $67,954.  Other offering costs totaling $13,052 were also incurred in connection with this transaction. In connection with such placement, the Company issued its finder a five-year warrant to purchase 190,378 units at an exercise price of $1.8375 per unit, paid its finder a finder’s fee of $140,928 and reimbursed its finder for expenses of $4,163.  The warrants underlying the unit warrants issued to the agent and the finder are exercisable for a period of five-years at an exercise price of $1.8375 per share.

(9)                                 Segment Information

The Company views its operations and manages its business as one segment, the development and marketing of cardiothoracic surgery devices.  Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by chief operating decision maker.

The following table summarizes net sales by geographic area:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Europe	$247,000	$413,218	$600,317	$860,088
South Asia	—	121,600	—	198,400
Middle East	88,756	112,067	346,088	254,521
Far East	7,721	—	15,424	53,180
United States	92,700	106,100	260,398	286,800
Other	23,450	54,547	32,903	54,772

TOTALS	$459,627	$807,532	$1,255,130	$1,707,761

(10)                          Subsequent events

On November 17, 2004, the Company entered into a discretionary credit agreement (the “October 2004 Discretionary Credit Agreement”) with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of its directors and the largest beneficial owner of its securities, covering advances by PKM of up to $500,000.  The October 2004 Discretionary Credit Agreement has a maturity date of February 28, 2005.  It requires the payment of interest at a rate of 10 percent per year, and it also contains various representations and loan covenants as are customary in banking and finance transactions.  The Company issued a credit note to PKM to evidence such indebtedness.

In connection with the October 2004 Discretionary Credit Agreement, the Company entered into an intellectual property security agreement with PKM pursuant to which PKM was granted a security interest in all of the Company’s intellectual property.  The Company and its creditors agreed to an amendment to the first amended and restated

subordination and intercreditor agreement by and between PKM and Peter L. Hauser.  Pursuant to this agreement, proceeds borrowed under the October 2004 Discretionary Credit Agreement are deemed “senior debt”.  Further, PKM, pursuant to a waiver agreement, waived past defaults under the January Discretionary Credit Agreement and the November 2003 Credit Agreement.  These defaults involved the late payments of interest and failure to send periodic financial statements. As additional consideration for the October 2004 Discretionary Credit Agreement, the Company issued to PKM a warrant with a ten-year term to purchase 34,014 shares of the Company common stock at a per share exercise price equal to the lower of (1) $1.47 or (2) the price at which the Company first sells its common stock or units (minus the value of the warrant component thereof determined at the date of sale thereof using the Black Scholes formula) after November 17, 2004, but not less than $1.00.

On November 18, 2004, the Company’s Board of Directors voted to discontinue all heart valve–related production and authorized management to pursue options for exiting the heart valve business.  The Company is still evaluating its alternatives for exiting the heart valve business, and, at this time, does not believe that the carrying value of its long-lived assets is impaired.  However, there can be no assurance that the Company will not incur a loss in connection with a subsequent exit transaction.

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

Overview

MedicalCV is a cardiothoracic surgery device manufacturer.  Previously, our primary focus was on heart valve disease.  We developed and marketed mechanical heart valves known as the Omnicarbon® 3000 and 4000.  In November 2004, after an exhaustive evaluation of the business, we decided to explore options for exiting the mechanical valve business.  We intend to direct our resources to the development and introduction of products targeting treatment of atrial fibrillation.

In September 2003, we entered into an agreement with LightWave Ablation Systems, Inc., to purchase technology for the treatment of atrial fibrillation.  This technology provides an important growth platform.  On December 1, 2004, we received FDA 510(k) clearance to market our AtriLaze™ Surgical Ablation System.  The AtriLaze™ Surgical Ablation System is a medical device designed for use on cardiac tissue during surgery and we anticipate commencing the marketing of such system in January 2005 via a direct sales force in the United States.

Atrial fibrillation (“A-Fib”) is the most common occurring cardiac arrhythmia.  It reduces cardiac output, is a major precursor to congestive heart failure and is associated with an increased incidence of stroke.  The incidence of A-Fib increases with age.  Five and a half million people worldwide are afflicted with A-Fib.  There are 320,000 new diagnoses annually worldwide.  Two and a half million Americans are afflicted with A-Fib, with 160,000 new diagnoses each year in the U.S.

On September 23, 2004 we announced that as a result of our expanded efforts into the atrial fibrillation market, we are reevaluating the long-term strategic implications and alternatives for our mechanical heart valve and pyrolytic carbon platforms.  On November 18, 2004, we determined to discontinue all heart valve related production and to pursue options for exiting the heart valve business.  We are still evaluating our alternatives for exiting the heart valve business, and, at this time, do not believe that the carrying value of our long-lived assets are impaired.  However, there can be no assurance that we will not incur a loss in connection with a subsequent exit transaction.

During the second quarter of fiscal year 2005, we experienced a significant decline in sales of our heart valves which we believe is the result of changes to the terms of our arrangements with our distributors and to our focus on exiting the heart valve business.  As a result of these factors, we have determined that current sales trends indicate that we have excess inventories as well as inventories with carrying values in excess of their realizable values.  Accordingly, during the quarter ended October 31, 2004, we recorded a $1,267,441 reduction in the carrying value of certain heart valve inventories.  This reduction in carrying value was recorded as a charge to cost of goods sold.

Periods Ended October 31, 2004 and 2003

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	334.6	52.8%	156.2%	54.1%

Gross profit (loss)	(234.6)%	47.2%	(56.2)%	45.9%

Operating expenses:

Sales and marketing	24.6%	62.5%	30.5%	64.7%
General and administrative	190.0%	77.3%	138.9%	69.2%
Engineering and regulatory	84.0%	24.9%	55.6%	23.7%

Total operating expenses	298.6%	164.7%	225.0%	157.6%

Loss from operations	(533.4)%	(117.5)%	(281.2)%	(111.7)%

Other (expense) income:

Interest expense	(24.5)%	(37.5)%	(23.3)%	(26.9)%
Interest income	.2%	—%	.3%	.3%
Other income	.6%	.7%	.2%	(.3)%

Total other expense	(23.7)%	(36.8)%	(22.8)%	(26.9)%

Net loss	(557.1)%	(154.3)%	(304.0)%	(138.6)%

Critical Accounting Policies

For discussion of critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004.

Results of Operations

Net Sales.  Net sales in the second quarter of fiscal year 2005 decreased to $459,627 from $807,532 in the second quarter of the prior year.  Net sales in the six-month period ended October 31, 2004, decreased to $1,255,130 from $1,707,761 in the comparable period of the prior year.  During fiscal year 2005, we changed certain pricing programs with several of our distributors.  This resulted in a disruption of sales to distributors in certain markets.  Although it is difficult to assess the effects of this disruption on future quarters, we do not expect sales to return to the levels experienced in fiscal year 2004.

Unit sales decreased 54.1 percent and 35.0 percent in the quarter and six-month periods ended October 31, 2004, compared to the same periods in the previous year, respectively.

The average selling price per unit increased 11.7 percent and 12.3 percent in the quarter and six-month periods ended October 31, 2004, compared to the same periods in the previous year, respectively.

Gross Profit.  Gross profit, as a percentage of net sales, decreased to (234.6) percent in the second quarter of fiscal year 2005, from 47.2 percent in the second quarter of the prior year.  Fiscal year-to-date gross profit margins in fiscal year 2005 decreased to (56.2) percent compared to 45.9 percent in the same period last fiscal year.  The gross margin declined in the three and six-month periods ended October 31, 2004, despite the increases in average selling prices, primarily due to the $1,267,441 charge to cost of goods sold recorded in the second quarter of fiscal year 2005 to reduce the carrying value of inventories and the decline in unit sales which reduced the absorption of our fixed manufacturing costs.

Sales and Marketing.  Sales and marketing expenses in the second quarter of fiscal year 2005 were $113,328 or 24.6 percent of net sales compared to $505,274 or 62.5 percent of net sales in the second quarter of the prior year.  For the six-month period ended October 31, 2004, sales and marketing expenses totaled $382,764 or 30.5 percent of net sales, compared to $1,106,012 or 64.7 percent of net sales in the same period last fiscal year. The decrease in sales and marketing expenses in the quarter and six-month periods ended October 31, 2004, compared to the quarter and six-month periods ended October 31, 2003, was primarily attributable to changes made in fiscal year 2005 in certain pricing programs and compensation arrangements with several of our distributors in an attempt to reduce sales and marketing expense.  This resulted in a disruption of sales to distributors in certain markets.  We expect that the level of sales and marketing expenses in the remaining quarters of fiscal year 2005 will be higher than the current quarter due to the increased spending on the marketing of our initial atrial fibrillation product.

General and Administrative.  General and administrative expenses for the second quarter of fiscal year 2005 were $874,070 or 190.0 percent of net sales, compared to $624,142 or 77.3 percent of net sales in the same period one year ago.  For the six-month period ended October 31, 2004, general and administrative expenses totaled $1,742,855 or 138.9 percent of net sales, compared to $1,181,065 or 69.2 percent of net sales in the same period last year. Included in the general and administrative expense for the three months ended October 31, 2004, was $46,000 for severance costs related to the termination of five employees.  Increases in legal fees of $30,000 and increased consulting fees of $62,000, along with $112,922 in bad debt expense, were the other major components of the $249,928 increase of general and administrative expense.  Included in the general and administrative expense for the six months ended October 31, 2004, was $260,000 of severance costs resulting from the restructuring of our executive management team and the termination of other employees, and $117,412 in bad debt expense.  As of October 31, 2004, we have accrued remaining severance payments of approximately $166,767, which we expect to finish paying by August 2005.  Other significant components of the increase in general and administrative expenses in the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004, included an increase in legal fees of $69,000 and an increase in consulting fees of $88,000.

Engineering and Regulatory.  Engineering and regulatory expenses for the second quarter of fiscal year 2005 were $385,967 or 84.0 percent of net sales compared to $200,688 or 24.9 percent of net sales in the second quarter of the prior fiscal year.  For the six-month period ended October 31, 2004, engineering and regulatory expenses totaled $698,177 or 55.6 percent of net sales, compared to $404,682 or 23.7 percent of net sales in the same period last year.  Expenses related to the development of our initial atrial fibrillation product accounted for the increase in spending for the quarter and six-month periods ended October 31, 2004, compared to the quarter and six-month periods ended October 31, 2003.

Other (Expense) Income.  Interest expense totaled $108,879 in the quarter ended October 31, 2004, compared to $297,149 in the second quarter of the prior fiscal year.  Fiscal year-to-date interest expense was $286,147 compared to $459,583 in the same period one year ago.  The decreases in interest expense in the second quarter and year-to-date periods were attributed to a decrease in financing costs associated with the additional short-term debt obtained in fiscal year 2004.

Income Tax Provision.  In light of our history of operating losses, we have recorded a valuation allowance to fully offset our deferred tax assets.  We have continued to provide a full valuation allowance through the second quarter of fiscal year 2005 due to the inherent uncertainty about our ability to generate the sufficient taxable income to realize these deferred tax assets.  We have recorded no tax provision in the current period due to net operating losses generated for income tax reporting purposes.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $239,532 at October 31, 2004, from $659,856 at April 30, 2004.  This decrease in cash and cash equivalents of $420,324 was due to the following:

Net cash used in operating activities	$(1,655,970)
Net cash used in investing activities	(141,546)
Net cash provided by financing activities	1,377,192
Net decrease	$(420,324)

Net cash used by operating activities for the six-month period ended October 31, 2004, totaled $1,655,970.  Negative operating cash flows resulted primarily from the net loss of $3,815,026 for the period, partially offset by net non-cash adjustments of $1,554,365, relating primarily to an increase in the inventory and bad debt provisions and depreciation.  The net decrease in cash flows from operating activities was also partially offset by changes in operating assets and liabilities of $604,691, relating primarily to decreases in accounts receivable and prepaid expenses, net of an increase in inventories produced.

Net cash used in investing activities for the six-month period ended October 31, 2004, totaled $141,546.  We used $152,500 to purchase equipment that we will use to support customers of our initial atrial fibrillation product.  The funds used will be partially offset by the proceeds from the sale of other equipment.

Net cash provided by financing activities for the six-month period ended October 31, 2004, totaled $1,377,192.  Net proceeds from the issuance of common stock and warrants totaled $2,000,608.  These proceeds were partially offset by payments of short-term debt and the related-party lease obligation of $636,155.

Since the beginning of fiscal year 2004, we entered into the following financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations:

In July 2003, we established a $1.0 million term debt with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities.  This term debt, which was amended in November 2003 to provide for an additional $500,000 of borrowing, requires the payment of interest at a rate of 10 percent per year, matures on June 30, 2005, and is collateralized by substantially all of our assets.

In a simultaneous July 2003 transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser (“Hauser”) pursuant to the terms of a subordinated note with an interest rate of 10 percent per year.  Pursuant to an intercreditor agreement with PKM, the loan is collateralized by substantially all of our assets. This loan, as amended, matures on June 30, 2005.

We also borrowed $500,000 in November 2003 from Draft Co. (“Draft”), under a note that matured on June 30, 2004, which had an interest at a rate of 10 percent per year.  The Draft loan was collateralized by substantially all our assets pursuant to a restated intercreditor agreement among PKM, Hauser, and Draft. This note was repaid on June 30, 2004.

In April 2004, we entered into another credit agreement with PKM for up to $250,000.  Under this agreement we issued a short-term promissory note to PKM in the principal amount of $150,000.  The note required the payment of interest at a rate of 10 percent per year.  This note was repaid during April 2004.

In February, April and May, 2004, we conducted a private placement to accredited investors of units, each unit consisting of one share of common stock and one common stock purchase warrant to purchase one share of common stock.  In this placement, we sold 2,730,763 units at $1.47 for aggregate gross proceeds of $4,014,222.  During fiscal year 2004, we received gross proceeds from this private placement of $1,749,099.  The five-year warrants sold with the common stock are exercisable to purchase an aggregate of 2,730,763 shares of common stock at an exercise price of $1.60 per share.  In connection with such placement, we issued our agent a five-year warrant to purchase 123,272 units at an exercise price of $1.8375 per unit, paid our agent cash commissions of $181,210 and paid our agent an expense allowance of $67,954.  In connection with such placement, we issued our finder a five-year warrant to purchase 190,378 units at an exercise price of $1.8375 per unit, paid our finder a finder’s fee of $140,928 and reimbursed our finder for expenses of $4,163.  The warrants underlying the unit warrants issued to the agent and the finder are exercisable for a period of five-years at an exercise price of $1.8375 per share.

Even with the net proceeds from our spring 2004 private placement, we anticipate that we will need to raise additional capital in December 2004.  In addition, the report of our independent registered public accounting firm for fiscal year 2004 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

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

Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•                  increased sales levels of our new products are not achieved;

•                  operating losses exceed our projections;

•                  manufacturing and development costs exceed our estimates;

•                  we determine to acquire, license or develop additional technologies;

•                  we require additional technologies to complete projected product development; or

•                  the amount, if any, we receive from a transaction in which we exit from the heart valve business.

By broadening our portfolio of cardiothoracic surgery products, we hope to improve our cash flow from operating activities and reduce our reliance upon financing transactions, which may not be available to us.  We cannot, however, assure you that our efforts to diversify our product offerings will:

•                  be attainable;

•                  be profitable;

•                  reduce our reliance upon financing transactions; or

•                  enable us to continue operations.

Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing.  Assuming there are no cash proceeds from the sale of the heart valve business or its assets, our plan to fund the business is outlined as follows:

•                  In November 2004, we signed a discretionary credit agreement with PKM for up to $500,000.  We expect to draw this entire amount by December 31, 2004.

•                  We believe we will require an additional $4.0 million in financing to fund us to April 30, 2005.

•                  We believe we will need to raise and additional $6.0 million to $7.0 million to fund us from May 1, 2005, to December 31, 2005.

•                  We will require an additional $3.5 million in borrowings to repay PKM and Hauser which mature on June 30, 2005, unless the terms are otherwise extended or restructured.

We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  If we obtain the foregoing financing, we believe we will have sufficient capital resources to operate and fund the growth of our business for calendar year 2005.

The amount of capital needed for future periods is difficult to estimate and will be dependent on the introduction of our open-heart atrial fibrillation product and development costs on our minimally invasive atrial fibrillation products.

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

Clinical Studies.  We entered into agreements with several large institutions to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreements run through fiscal year 2006.  In general, recipients of clinical study payments are required to purchase our products in order to complete their studies and collect and submit data according to a study protocol.  As of October 31, 2004, we have accruded, but not paid, $10,300 due to one institution.

Deferred compensation. As part of the restructuring, we are obligated to make severance payments to former officers and employees.  As of October 31, 2004, our remaining obligations total $166,761.  (See Footnote 6 of the “Notes to Consolidated Financial Statements”.)

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

Debt with Related Parties.  We entered into agreements with PKM and Hauser in July and November of 2003 to provide $2.5 million of bridge financing.  We previously established a line of credit in January 2003 with PKM and have entered into various other financing transactions with PKM as previously described.

The following table summarizes our contractual obligations as of October 31, 2004:

Summary of Contractual Obligations	Payments Due By Period
	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation(1)	$3,623,134	$384,000	$768,000	$2,471,134
Clinical Studies	10,300	10,300
Deferred compensation	166,761	166,761
Atrial Fibrillation Technology Purchase Agreement(2)	15,000	15,000
Debt with Related Parties	3,443,333	3,443,333
TOTAL CONTRACTUAL OBLIGATIONS	$7,258,528	$4,019,394	$768,000	$2,471,134

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

PART II

OTHER INFORMATION

ITEM 1                                                        Legal Proceedings

As of December 15, 2004, the Company was not a party to any material litigation.

ITEM 2                                                        Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  On August 26, 2004, the Company issued a five-year option to Blair P. Mowery, its former President, Heart Valve Division, and a former director, for the purchase of 25,000 shares of our common stock at an exercise price of $1.30 per share, in connection with his severance agreement.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and any certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act.  In addition, the recipient of such securities received material information concerning our company, including, but not limited to, our reports on Form 10-KSB and Form 10-QSB, as filed with the Securities and Exchange Commission.  No underwriting commissions or discounts were paid with respect to the issuances of such securities.

ITEM 3                                                        Defaults upon Senior Securities

On January 17, 2003, the Company borrowed from PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of its directors and the largest beneficial owner of its securities, $943,666 under a discretionary line of credit (the “January 2003 Discretionary Credit Agreement”).  On July 1, 2003, the Company entered into a discretionary line of credit with PKM to borrow $935,000 (the “May 2003 Discretionary Credit Agreement”).  On November 11, 2003, the Company amended the May 2003 Discretionary Credit Agreement to provide for an additional $500,000 of borrowing under the same terms (the “November 2003 Discretionary Credit Agreement”).  On April 16, 2004, the Company entered into an additional discretionary line of credit with PKM for up to $250,000, of which $150,000 was advanced (the “April 2004 Discretionary Credit Agreement”).  The Company repaid the April 2004 Discretionary Credit Agreement in full during April 2004.

The Company has had various payment defaults under certain of the foregoing instruments.  The following payments under the January 2003 Discretionary Credit Agreement were not made when due:

(a)  interest payment of $5,540.37 due on June 30, 2003, was paid on July 13, 2003; and

(b)  interest payment of $5,686.20 due on July 31, 2003, was paid on August 26, 2003.

The following payments under the November 2003 Discretionary Credit Agreement were not made when due:

(a)  interest payment of $2,222.22 due on November 30, 2003, was paid on December 31, 2003; and

(b)  interest payment of $4,305.56 due on March 31, 2004, was paid on April 29, 2004.

In addition the Company failed to send periodic financial statements to PKM as required under the foregoing instruments.

As of October 31, 2004, MedicalCV was no longer in default under any of the foregoing instruments and had received waivers from PKM of the foregoing defaults.

ITEM 4                                                        Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders was held on October 5, 2004.  Two proposals were submitted for shareholder approval, both of which passed with voting results as follows:

(1)                                  To elect directors for the ensuing year and until their successors shall be elected and duly qualified.

Name	For	Withhold Authority
Lawrence L. Horsch	7,602,823	1,200
Marc P. Flores	7,602,823	1,200
Susan L. Critzer	7,492,823	111,200
David B. Kaysen	7,602,823	1,200
Salvador Mercé Cervelló	7,585,823	18,200
Paul K. Miller	7,492,823	111,200

On September 17, 2004, Adel A. Mikhail, Ph.D., a director of our company, resigned as a director and indicated that he would not stand for re-election to the board.

(2)                                  To ratify the amendment of the Company’s bylaws to set the number of directors within a range of no fewer than five and no more than nine, and to grant the Board of Directors the authority to determine from time to time the actual number of directors within that range.

For	Against	Abstain	Non-Vote
7,502,553	52,470	49,000	0

ITEM 5                                                        Other Information

Not applicable.

ITEM 6                                                        Exhibits

See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: December 15, 2004	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

Date: December 15, 2004	By	/s/ John H. Jungbauer
John H. Jungbauer
Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3	Restated Bylaws of MedicalCV, Inc.
10.1

Amendment No. 2 to First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by MedicalCV, Inc., dated April 16, 2004.

10.2	April 2004 Discretionary Credit Agreement by and between MedicalCV, Inc. and PKM Properties, LLC, dated April 16, 2004.
10.3	Discretionary Credit Demand Note between MedicalCV, Inc. (borrower) and PKM Properties, LLC (lender), dated April 16, 2004.
10.4

October 2004 Discretionary Credit Agreement by and between MedicalCV, Inc. and PKM Properties, LLC, dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.5

October 2004 Credit Note issued by MedicalCV, Inc. (maker) to PKM Properties, LLC (payee), dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.6

Intellectual Property Security Agreement by and between PKM Properties, LLC (secured party) and MedicalCV, Inc. (debtor), dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.7

Amendment No. 3 to First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by MedicalCV, Inc., dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.8

Waiver Agreement by and between MedicalCV, Inc. (borrower) and PKM Properties, LLC (lender), dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.10	Warrant Agreement issued to PKM Properties, LLC, dated November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).
10.11	Letter agreement between the Registrant and Marc P. Flores, effective August 30, 2004 (incorporated by reference to our Current Report on Form 8-K filed September 2, 2004 (File No. 000-33295)).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.