Form 10QSB
period 2005-01-31
MEDICALCV INC
filed 2005-03-17
CIK 1144284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-33295

MEDICALCV, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

As of March 15, 2005, the issuer had outstanding 10,737,083 shares of common stock.

Transitional Small Business Disclosure Format (check one)  ☐ Yes  ☒ No

PART I

ITEM 1 FINANCIAL STATEMENTS

MEDICALCV, INC.

Consolidated Balance Sheets

	January 31, 2005	April 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,279	$659,856
Trade and accounts receivable, net	468,240	1,495,401
Inventories	1,025,552	2,518,698
Prepaid expenses and other assets	96,581	211,816
Total current assets	$1,787,652	$4,885,771
Property, plant and equipment, net	1,077,213	1,135,618
Deferred financing costs, net	60,044	74,605
Total assets	$2,924,909	$6,095,994

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,264,573	$1,498,848

Current portion of long-term debt with related parties and shareholders	3,443,333	—
Current portion of related party lease obligations	295,124	288,995
Short term convertible notes payable, including note payable to related party	851,031	—
Note payable	—	485,708
Accrued expenses	443,683	266,671
Total current liabilities	$6,297,744	$2,540,222
Long-term debt with related parties	—	3,443,333
Related party lease obligations, less current portion	2,954,444	3,166,425
Total liabilities	$9,252,188	$9,149,980

Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding
Common stock; $.01 par value; 95,000,000 shares authorized; 10,733,333 and 9,189,933 shares issued and outstanding, respectively	$107,333	$91,899
Additional paid-in capital	22,557,866	20,168,133
Deferred stock-based compensation	(681)	(1,933)
Accumulated deficit	(28,991,797)	(23,312,085)
Total shareholders’ deficit	$(6,327,279)	$(3,053,986)
Total liabilities and shareholders’ deficit	$2,924,909	$6,095,994

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net sales	$550,528	$836,733	$1,805,658	$2,544,494
Cost of goods sold	569,244	481,144	2,529,457	1,404,436
Gross profit (loss)	$(18,716)	$355,589	$(723,799)	$1,140,058
Operating expenses:
Sales and marketing	413,949	396,297	796,713	1,502,308
General and administrative	744,493	649,552	2,487,348	1,830,617
Engineering and regulatory	552,266	279,537	1,250,443	684,219
Total operating expenses	$1,710,708	$1,325,386	$4,534,504	$4,017,144
Loss from operations	$(1,729,424)	$(969,797)	$(5,258,303)	$(2,877,086)
Other (expense) income:
Interest expense	(136,941)	(368,863)	(429,715)	(828,119)
Interest income	56	—	3,711	4,993
Other (expense) income, net	1,623	10,609	4,595	6,038
Total other expense	$(135,262)	$(358,254)	$(421,409)	$(817,088)

Net loss	$(1,864,686)	$(1,328,051)	$(5,679,712)	$(3,694,174)
Basic and diluted net loss per share	$(0.17)	$(0.15)	$(0.54)	$(0.42)

Weighted average shares used in computing basic and diluted net loss per share	10,730,944	8,737,214	10,613,627	8,737,214

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,679,712)	$(3,694,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	236,595	236,352
Provision for doubtful accounts	220,281	(33,451)
Provision for inventory obsolescence	1,277,691	—
Warrant expense related to purchase of technology	18,373	31,280
Stock-based compensation	249,048	178,417
Interest expense related to issued warrants and amortization of loan origination costs	62,339	630,909
Changes in assets and liabilities:
Accounts receivable	806,880	138,598
Inventories	215,455	(63,195)
Prepaid expenses and other assets	144,795	53,059
Accounts payable	(234,275)	357,549
Accrued expenses	177,012	(489,544)
Net cash used in operating activities	$(2,505,518)	$(2,654,950)

Cash flows from investing activities:
Purchase of property, plant and equipment	$(201,313)	$(6,852)
Proceeds from the sale of property, plant and equipment	23,123	—
Net cash used in investing activities	$(178,190)	$(6,852)

Cash flows from financing activities:
Borrowings under term debt arrangements	925,000	3,293,038
Deferred financing costs	—	(210,424)
Proceeds from the issuance of common stock and warrants, net of offering costs	2,000,608	96,650
Proceeds from option exercise	1,375	—
Payments of long-term debt	(500,000)	—
Principal payments under capital lease obligations	—	(42,069)
Principal payments under related party lease obligations	(205,852)	(508,456)
Net cash provided by financing activities	$2,221,131	$2,628,739

Net decrease in cash and cash equivalents	(462,577)	(33,063)
Cash and cash equivalents at beginning of year	659,856	184,227
Cash and cash equivalents at end of period	$197,279	$151,164

Supplemental cash flow information

Cash paid for interest	345,387	420,966
Non-cash investing and financing activities
Discount on convertible subordinated bridge notes related to warrants granted in connection with the notes	$48,047	$896,536

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

The consolidated balance sheet as of January 31, 2005, the consolidated statements of operations for the three and nine months ended January 31, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended January 31, 2005 and 2004 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2005.

During the quarter ended January 31, 2005, certain equipment with a carrying value of $152,500, that was previously included in other long-term assets, was placed into use at customer sites.  Accordingly, the Company has reclassified this equipment into property, plant and equipment and is depreciating it over its estimated useful life of 18 months.

(2)                                 Going Concern

The Company’s consolidated financial statements for the quarter ended January 31, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At January 31, 2005, the Company had an accumulated deficit of $28,991,797 and has insufficient funds to finance its working capital and capital expenditure needs. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently seeking sources of financing to fund its operations and working capital requirements.  If the Company is unable to obtain additional funds during fiscal year 2005, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, dependence on one principal product, new product development and acceptance, actions of competitors, dependence on key personnel and market penetration.

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

For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For the Periods Ended January 31,
	Three Months		Nine Months
	2005	2004	2005	2004
Net loss reported	$(1,796,732)	$(1,328,051)	$(5,611,758)	$(3,694,925)
Less: Pro-forma stock-based employee compensation cost	(211,066)	(119,294)	(211,066)	(259,954)

Net loss – pro forma	(2,007,798)	(1,447,345)	(5,822,824)	(3,954,879)

Net loss per common share – basic and diluted
As reported	(.17)	(.15)	(.53)	(.42)
Pro Forma	(.19)	(.17)	(.55)	(.45)

(4)                                 Net Loss Per Share

Net loss per share is computed under the provisions of SFAS No. 128, “Earnings Per Share.”  Basic net loss per common share is computed using net loss and the weighted-average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the three and nine-month periods ended January 31, 2005 and 2004, since the potentially dilutive shares are anti-dilutive.  Potentially dilutive shares excluded from the calculation of diluted net loss per share relate to outstanding stock options and warrants, excluding shares issuable upon conversion of contingently convertible notes, aggregating 2,185,488 and 5,457,731 shares of the Company’s common stock at January 31, 2005 and 2004, respectively.

(5)                                 Inventories

	January 31, 2005	April 30, 2004

Raw materials	$—	$97,094
Work-in-process	—	216,324
Finished goods	1,025,552	2,205,300
	$1,025,552	$2,518,698

During November 2004, the Company’s Board of Directors approved a plan to suspend production of heart valves and authorized management to pursue options for exiting the heart valve business.  During the second quarter of fiscal year 2005, the Company experienced a decline in sales of its heart valves which management believed was the result of changes to the terms of its arrangements with its distributors and to the Company’s focus on exiting this business.  As a result of these factors, management had determined that current sales trends indicated that the Company had excess inventories as well as inventories with carrying values in excess of their realizable values.  Accordingly, during the quarter ended October 31, 2004, the Company recorded a $1,267,441 reduction in the carrying value of certain heart valve inventories.  This reduction in carrying value was recorded as a charge to cost of goods sold.

(6)                                 Restructuring Charge

In the quarter ended July 31, 2004, the Company restructured its executive management team, resulting in the termination of two employees, which resulted in a charge of approximately $214,000, to general and administrative expenses.  This charge represented the amount of future severance payments due to these former employees.  During the quarter ended October 31, 2004, the Company terminated an additional five employees in an effort to reduce operating costs.  This restructuring resulted in approximately $46,000 of additional severance costs, which were charged to general and administrative expense.  In the quarter ended January 31, 2005, the Company terminated an additional eleven employees resulting in approximately $49,000 of severance costs charged to general and administrative expense.  The Company expects to pay all amounts due to these former employees by August 2005.  As of January 31, 2005, $97,953 remained accrued but not paid.

Total
Restructuring charges	$214,000
Cash usage	—
Balance as of July 31, 2004	$214,000
Adjustments to provision	46,000
Cash usage	93,239
Balance as of October 31, 2004	$116,761
Adjustments to provision	48,000
Cash usage	116,808
Balance as of January 31, 2005	$97,953

(7)                                 Equity sale

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

The following table summarizes net sales by geographic area:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Europe	$300,500	$415,509	$900,817	$1,275,597
South Asia	30,000	92,800	30,000	291,200
Middle East	98,772	149,070	444,860	403,591
Far East	26,810	16,090	42,234	69,270
United States	53,446	153,508	313,844	440,308
Other	41,000	9,756	73,903	64,528

TOTALS	$550,528	$836,733	$1,805,658	$2,544,494

(9)                                 Debt Financing

In December 2004 and January 2005, the Company issued convertible bridge notes totaling $425,000.  The notes, which are due on May 31, 2005, bear interest at the rate of 10 percent per year and are convertible into securities to be issued in the Company’s next equity financing, if any.  Within 10 days of the consummation of the Company’s next equity financing, if any, each note holder will be required to elect one of the following two alternatives:  (1) convert the entire unpaid principal and all accrued but unpaid interest under the note into equity securities sold by the Company in its next equity financing (“Next Shares”) at a price per share equal to eighty percent (80%) of the issuance price of the Next Shares, and retain the warrants issued in connection with the convertible bridge notes, or (2) surrender the note and the warrants issued in connection with the bridge notes to the Company in exchange for the issuance of a number of Next Shares and any accompanying warrants issuable in connection with the Next Shares, equal to the amount of such securities that could be purchased using the entire unpaid principal and all accrued but unpaid interest under the note.

In connection with issuance of the convertible bridge notes, the Company issued to the note holders warrants to purchase up to 85,000 shares of common stock.  The warrants, which have a five-year term, are exercisable at a price per share equal to the per share or per unit price of equity securities sold in the Company’s next offering.  However, such exercise price will not exceed $1.49 per share.  The warrants contain anti-dilution provisions.  The allocated fair value of the newly issued warrants was $79,030 and is accounted for as a discount on the borrowings. This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet is being amortized as interest expense over the five-month term of the debt. As of January 31, 2005, the unamortized balance of the discount was $63,224.

Because the convertible bridge notes provide a contingent conversion option to the note holders which will result in a beneficial conversion price if converted, the Company will record an interest charge in the event the notes are converted.  The amount of this interest charge will be determined at the time of the conversion, if any.

On November 17, 2004, the Company entered into a discretionary credit agreement (the “October 2004 Discretionary Credit Agreement”) with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of its directors and the largest beneficial owner of its securities, covering advances by PKM of up to $500,000.  The October 2004 Discretionary Credit Agreement had a maturity date of February 28, 2005, that was subsequently extended to June 30, 2005.  It requires the payment of interest at a rate of 10 percent per year, and it also contains various representations and loan covenants as are customary in banking and finance transactions.  The Company issued a credit note to PKM to evidence such indebtedness.

In connection with the October 2004 Discretionary Credit Agreement, the Company entered into an intellectual property security agreement with PKM pursuant to which PKM was granted a security interest in all of the Company’s intellectual property.  The Company and its creditors agreed to an amendment to the first amended and restated subordination and inter-creditor agreement by and between PKM and Peter L. Hauser (“Hauser”).  Pursuant to this agreement, proceeds borrowed under the October 2004 Discretionary Credit Agreement are deemed “senior debt”.  Further, PKM, pursuant to a waiver agreement, waived past defaults under the January 2003 Discretionary Credit Agreement and the November 2003 Credit Agreement.  These defaults involved the late payments of interest and failure to send periodic financial statements. As additional consideration for the October 2004 Discretionary

Credit Agreement, the Company issued to PKM a warrant with a ten-year term to purchase 34,014 shares of the Company common stock at a per share exercise price equal to the lower of (1) $1.47 or (2) the price at which the Company first sells its common stock or units (minus the value of the warrant component thereof determined at the date of sale thereof using the Black Scholes formula) after November 17, 2004, but not less than $1.00.  The warrant contains anti-dilution provisions.  The allocated fair value of the newly issued warrant was $42,986 and is accounted for as a discount on the borrowings. This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet is being amortized as interest expense over the original four-month term of the debt. As of January 31, 2005, the unamortized balance of the discount was $10,747.

(10)                          Subsequent Event

On March 3, 2005, we entered into a February 2005 Credit Agreement (the “Agreement”) with PKM Properties, LLC, an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities.  The Agreement provides for a $500,000 discretionary credit facility under which PKM will make available to us up to $500,000 in the form of loans bearing interest at 10% per year.  Principal and interest are due on the amounts borrowed no later than June 16, 2005.  This debt and the other amounts we have borrowed from PKM are collateralized by substantially all of our assets.  A February 2005 Discretionary Credit Note (“Note”) reflects this indebtedness.  As additional consideration, we issued to PKM a five-year warrant (the “Warrant”).  We also acknowledged Amendment No. 4 to the First Amended and Restated Subordination and Intercreditor Agreement (the “Amendment”) by and between Peter L. Hauser and PKM.  We also paid the legal and administrative expenses incurred by PKM associated with this transaction.

ITEM 2                                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Current Report on Form 8-K filed January 6, 2005, under the caption “Cautionary Statement.”

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

Overview

MedicalCV is a cardiothoracic surgery device manufacturer.  Previously, our primary focus was on heart valve disease.  We developed and marketed mechanical heart valves known as the Omnicarbon 3000 and 4000.  In November 2004, after an exhaustive evaluation of the business, we decided to explore options for exiting the mechanical valve business.  We intend to direct our resources to the development and introduction of products targeting treatment of atrial fibrillation.

Atrial fibrillation (“AF”) is the most common occurring cardiac arrhythmia.  It reduces cardiac output, is a major precursor to congestive heart failure and is associated with an increased incidence of stroke.  The incidence of AF increases with age.  Five and a half million people worldwide are afflicted with AF.  There are 320,000 new diagnoses annually worldwide.  Two and a half million Americans are afflicted with AF, with 160,000 new diagnoses each year in the U.S.

In September 2003, we entered into an agreement with LightWave Ablation Systems, Inc., to purchase technology for the treatment of atrial fibrillation.  This technology provides an important growth platform.  On December 1, 2004, we received FDA 510(k) clearance to market our AtriLaze™ Surgical Ablation System, which is a medical device designed for ablating on cardiac tissue during surgery.

The AtriLaze System was used in four human atrial fibrillation procedures during January 2005.  We did not generate any revenue from these procedures.  The AtriLaze system was provided, at no cost, to cardiovascular surgeons in order to begin marketing for proof-of-concept in the clinical setting.  We expect to continue validating our technology with key cardiovascular surgeons during concomitant open-heart procedures.  We expect to begin selling hand-held devices for these procedures on a limited basis beginning in the first quarter of fiscal year 2006.  Significant revenue is not expected until we introduce a version of the AtriLaze System for stand-alone, minimally invasive, (closed-chest beating heart) ablation treatment of cardiac tissue.

On September 23, 2004, we announced that as a result of our expanded efforts into the atrial fibrillation market, we are reevaluating the long-term strategic implications and alternatives for our mechanical heart valve and pyrolytic carbon platforms.  On November 18, 2004, we determined to discontinue all heart valve related production and to pursue options for exiting the heart valve business.  We are still evaluating our alternatives for exiting the heart valve business, and, at this time, do not believe that the carrying value of our long-lived assets are impaired.  However, there can be no assurance that we will not incur a loss in connection with a subsequent exit transaction.

During the second and third quarters of fiscal year 2005, we experienced a significant decline in sales of our heart valves, which we believe is the result of changes to the terms of our arrangements with our distributors and to our focus on exiting the heart valve business.  As a result of these factors, we determined, during the second quarter, that these sales trends indicated that we had excess inventories as well as inventories with carrying values in excess of their realizable values.  Accordingly, during the quarter ended October 31, 2004, we recorded a $1,267,441 reduction in the carrying value of certain heart valve inventories.  This reduction in carrying value was recorded as a charge to cost of goods sold.

Periods Ended January 31, 2005 and 2004

Our operating results, expressed as a percentage of total revenue, were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	103.4%	57.5%	140.1%	55.2%

Gross profit (loss)	(3.4)%	42.5%	(40.1)%	44.8%

Operating expenses:

Sales and marketing	75.2%	47.4%	44.1%	59.1%
General and administrative	135.2%	77.6%	137.8%	71.9%
Engineering and regulatory	100.3%	33.4%	69.3%	26.9%

Total operating expenses	310.7%	158.4%	251.1%	157.9%

Loss from operations	(314.1)%	(115.9)%	(291.2)%	(113.1)%

Other (expense) income:

Interest expense	(24.9)%	(44.1)%	(23.8)%	(32.5)%
Interest income	—%	—%	.2%	.2%
Other income	.3%	1.3%	.3%	.2%

Total other expense	(24.6)%	(42.8)%	(23.3)%	(32.1)%

Net loss	(338.7)%	(158.7)%	(314.6)%	(145.2)%

Critical Accounting Policies

For discussion of critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004.

Results of Operations

Net Sales.  Net sales in the third quarter of fiscal year 2005 decreased to $550,528 from $836,733 in the third quarter of the prior year.  Net sales in the nine-month period ended January 31, 2005, decreased to $1,805,658 from $2,544,494 in the comparable period of the prior year.  During fiscal year 2005, we changed certain pricing programs with several of our distributors.  This resulted in a disruption of sales to distributors in certain markets.  On November 18, 2004, the Company’s Board of Directors voted to discontinue all heart valve-related production and authorized management to pursue options for exiting the heart valve business.  Following this decision, we placed all of our customers on cash, prepaid terms.  We believe these new terms and our competitors’ efforts to capitalize on our decision to pursue exit of this market have caused a significant decrease in the volume of our heart valve sales.

Unit sales decreased 10.3 percent and 26.7 percent in the quarter and nine-month periods ended January 31, 2005, compared to the same periods in the previous year, respectively.

The average selling price per unit decreased 25.8 percent and 1.0 percent in the quarter and nine-month periods ended January 31, 2005, compared to the same periods in the previous year, respectively.  During the quarter ended January 31, 2005, in an effort to raise $250,000 in cash to continue operations, we sold 800 heart valves at a fifty-five percent discount to one of our distributors, Mercé v. Electromedicina.

Gross Profit.  Gross profit, as a percentage of net sales, decreased to (3.4) percent in the third quarter of fiscal year 2005, from 42.5 percent in the third quarter of the prior year.  Fiscal year-to-date gross profit margins in fiscal year 2005 decreased to (40.1) percent compared to 44.8 percent in the same period last fiscal year.  The gross margin declined in the three-month period ended January 31, 2005, as a result of the decision to curtail manufacturing heart valves causing unfavorable overhead variances, which were included in cost of goods sold.  The year-to-date decline was due primarily to the $1,267,441 charge to cost of goods sold recorded in the second quarter of fiscal year 2005 to reduce the carrying value of inventories and the decline in unit sales which reduced the absorption of our fixed manufacturing costs.

Sales and Marketing.  Sales and marketing expenses in the third quarter of fiscal year 2005 were $413,949 or 75.2 percent of net sales compared to $396,297 or 47.4 percent of net sales in the third quarter of the prior year.  For the nine-month period ended January 31, 2005, sales and marketing expenses totaled $796,713 or 44.1 percent of net sales, compared to $1,502,308 or 59.1 percent of net sales in the same period last fiscal year. The increase in sales and marketing expenses in the three-month period ended January 31, 2005 compared to the three-month period ended January 31, 2004 was attributable to consulting expenses incurred by foreign distributors. The decrease in sales and marketing expenses in the nine-month period ended January 31, 2005, compared to the nine-month period ended January 31, 2004 was primarily attributable to a decline in sales that resulted primarily from changes made in terms of distributor arrangements in fiscal year 2005.  This resulted in a disruption of sales to distributors in certain markets.

General and Administrative.  General and administrative expenses for the third quarter of fiscal year 2005 were $744,493 or 135.2 percent of net sales, compared to $649,552 or 77.6 percent of net sales in the same period one year ago.  For the nine-month period ended January 31, 2005, general and administrative expenses totaled $2,487,348 or 137.8 percent of net sales, compared to $1,830,617 or 71.9 percent of net sales in the same period last year. Included in the general and administrative expense for the three months ended January 31, 2005, are reductions in executive salary due to the restructuring of the management team during fiscal year 2005.  Decreases in consulting fees were partially offset by increases in travel and legal fees related to AtriLaze™ Surgical Ablation System.  Included in the general and administrative expenses for the nine months ended January 31, 2005, were $277,000 of severance costs resulting from the restructuring of our executive management team and the termination of other employees, $117,412 in bad debt expenses and increased legal fees relating to new product development. Increased travel expenses of $120,000 and non-cash expenses of $82,386 related to warrants issued accounted for the majority of the remainder of the increase. As of January 31, 2005, we have accrued remaining severance payments of approximately $97,953, which we expect to finish paying by August 2005.

Engineering and Regulatory.  Engineering and regulatory expenses for the third quarter of fiscal year 2005 were $552,266 or 100.3 percent of net sales compared to $279,537 or 33.4 percent of net sales in the third quarter of the prior fiscal year.  For the nine-month period ended January 31, 2005, engineering and regulatory expenses totaled $1,250,443 or 69.3 percent of net sales, compared to $684,219 or 26.9 percent of net sales in the same period last year.  Expenses related to the development of our initial atrial fibrillation product accounted for the increase in spending for the quarter and nine-month periods ended January 31, 2005, compared to the quarter and nine-month periods ended January 31, 2004.

Other (Expense) Income.  Interest expense totaled $136,941 in the quarter ended January 31, 2005, compared to $368,863 in the third quarter of the prior fiscal year.  Fiscal year-to-date interest expense was $429,715 compared to $828,119 in the same period one year ago.  The decreases in interest expense in the third quarter and year-to-date periods were attributed to a decrease in financing costs associated with the private placement completed in May 2004.

Income Tax Provision.  In light of our history of operating losses, we have recorded a valuation allowance to fully offset our deferred tax assets.  We have continued to provide a full valuation allowance through the third quarter of fiscal year 2005 due to the inherent uncertainty about our ability to generate sufficient taxable income to realize these deferred tax assets.  We have recorded no tax provision in the current period due to net operating losses generated for income tax reporting purposes.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $197,279 at January 31, 2005, from $659,856 at April 30, 2004.  This decrease in cash and cash equivalents of $462,577 was due to the following:

Net cash used in operating activities	$(2,413,062)
Net cash used in investing activities	(178,190)
Net cash provided by financing activities	2,128,675
Net decrease	$(462,577)

Net cash used by operating activities for the nine-month period ended January 31, 2005, totaled $2,413,062.  Negative operating cash flows resulted primarily from the net loss of $5,679,712 for the period, partially offset by net non-cash adjustments of $2,186,343, relating primarily to an increase in the inventory and bad debt provisions, depreciation and expense related to the issuance of warrants for services.  The net decrease in cash flows from operating activities was also partially offset by changes in operating assets and liabilities of $1,080,307, relating primarily to decreases in accounts receivable and prepaid expenses, net of an increase in accounts payable.  The decrease in accounts receivable resulted from the decline in sales of heart valves.  The increase in accounts payable was primarily the result of our efforts to conserve cash.

Net cash used in investing activities for the nine-month period ended January 31, 2005, totaled $178,190.  We used $152,500 to purchase equipment that we will use to support customers of our initial atrial fibrillation product.  The funds used were partially offset by the proceeds from the sale of other equipment.

Net cash provided by financing activities for the nine-month period ended January 31, 2005, totaled $2,128,675.  Net proceeds from the issuance of common stock and warrants totaled $2,016,982.  Proceeds from the issuance of  convertible notes totaled $425,000. We also received $500,000 from a related party as a short term loan. These proceeds were partially offset by payments of short-term debt and the related-party lease obligation of $327,868.

Since the beginning of fiscal year 2004, we entered into the following financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations:

In July 2003, we established a $1.0 million term debt with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities.  This term debt, which was amended in November 2003 to provide for an additional $500,000 of borrowing, requires the payment of interest at a rate of 10 percent per year matures on June 30, 2005, and is collateralized by substantially all of our assets.

In a simultaneous July 2003 transaction, we entered into a loan agreement and borrowed $1.0 million from Peter L. Hauser (“Hauser”) pursuant to the terms of a subordinated note with an interest rate of 10 percent per year.  Pursuant to an inter-creditor agreement with PKM, the loan is collateralized by substantially all of our assets. This loan, as amended, matures on June 30, 2005.

We also borrowed $500,000 in November 2003 from Draft Co. (“Draft”), under a note that matured on June 30, 2004, which had an interest at a rate of 10 percent per year.  The Draft loan was collateralized by substantially all our assets pursuant to a restated inter-creditor agreement among PKM, Hauser, and Draft. This note was repaid on June 30, 2004.

In April 2004, we entered into another credit agreement with PKM to borrow up to $250,000.  Under this agreement we issued a short-term promissory note to PKM in the principal amount of $150,000.  The note required the payment of interest at a rate of 10 percent per year.  This note was repaid during April 2004.

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

In December 2004 and January 2005, we issued convertible bridge notes totaling $425,000.  The notes, which are due on May 31, 2005, bear interest at the rate of 10 percent per year and are convertible into securities to be issued in our next equity financing, if any.  Within 10 days of the consummation of our next equity financing, if any, each note holder will be required to elect one of the following two alternatives:  (1) convert the entire unpaid principal and all accrued but unpaid interest under the note into equity securities sold by the Company in its next equity financing (“Next Shares”) at a price per share equal to eighty percent (80%) of the issuance price of the Next Shares, and retain the warrants issued in connection with the convertible bridge notes, or (2) surrender the note and the warrants issued in connection with the bridge notes to us in exchange for the issuance of a number of Next Shares and any accompanying warrants issuable in connection with the Next Shares, equal to the amount of such securities that could be purchased using the entire unpaid principal and all accrued but unpaid interest under the note.

In connection with issuance of the convertible bridge notes, we issued to the note holders warrants to purchase up to 85,000 shares of common stock.  The warrants, which have a five-year term, are exercisable at a price per share equal to the per share or per unit price of equity securities sold in our next offering.  However, such exercise price will not exceed $1.49 per share.  The warrants contain anti-dilution provisions.  The allocated fair value of the newly issued warrants was $79,030 and is accounted for as a discount on the borrowings. This discount, which is presented as a reduction of the carrying value of the debt on the consolidated balance sheet is being amortized as interest expense over the five-month term of the debt. As of January 31, 2005, the unamortized balance of the discount was $63,224.

We expect that our operating losses and negative operating cash flow will continue through fiscal year 2005 as we continue adding staff to support the development and launch of our atrial fibrillation technology.  We anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon progress on our product development projects and the availability of financing.

Our capital requirements will vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•                  operating losses exceed our projections;

•                  manufacturing and development costs exceed our estimates;

•                  we determine to acquire, license or develop additional technologies; or

•                  we require additional technologies to complete projected product development.

Our capital requirements will also vary depending upon the amount, if any, we receive from a transaction in which we exit from the heart valve business.

By refocusing on cardiothoracic surgery products, we hope to improve our cash flow from operating activities and reduce our reliance upon financing transactions, which may not be available to us.  We cannot, however, assure you that our efforts to enter the AF market will:

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

Our ability to continue as a going concern depends upon our ability to obtain additional debt and/or equity financing.  Assuming there are no cash proceeds from the sale of the heart valve business or its assets, our plan to fund the business is outlined as follows:

•                  Since December 2004, we have been attempting to raise $10 million to $14 million to fund the development of our AF product;

•                  We believe if we raise $10 million it will fund our operations through April 30, 2006; and

•                  We believe if we raise $14 million it will fund our operations through October 2006.

In December 2004 and January 2005, we received $425,000 from the sale of convertible debentures.  These debentures will convert to equity if we complete the $10 million to $14 million financing described above.

In February 2005, we entered into the February 2005 Discretionary Credit agreement with PKM.  We borrowed $250,000 in February 2005 and expect to borrow the remaining $250,000 under this agreement in March 2005.  We are required to repay the entire $500,000 from this credit facility if we sell more than $3 million in equity credit.

In addition to these cash requirements, we will require an additional $3.5 million in funding in order to repay notes payable to PKM and Hauser, which mature on June 30, 2005, unless the terms are otherwise extended or restructured.

We expect to face substantial difficulty in raising funds in the current market environment and we have no commitments at this time to provide the required financing.  If we obtain the foregoing financing, we believe we will have sufficient capital resources to operate and fund the growth of our business for fiscal year 2006.

The amount of capital needed for future periods is difficult to estimate and will be dependent on many factors, including the timing and success of our introduction of our open-chest atrial fibrillation product and development costs related to our minimally invasive atrial fibrillation products.

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

Clinical Studies.  We entered into agreements with several large institutions to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreements run through fiscal year 2006.  In general, recipients of clinical study payments are required to purchase our products in order to complete their studies and collect and submit data according to a study protocol.  As of January 31, 2005, we have accrued, but not paid, $10,300 for clinical study payments.

Accrued Severance. As part of the restructuring, we are making severance payments to former officers and employees.  As of January 31, 2005, our remaining obligations total $97,953.  We expect to complete making these severance payments by August 2005.  (See Footnote 6 of the “Notes to Consolidated Financial Statements”.)

Atrial Fibrillation Technology Purchase Agreement.  We entered into an agreement with LightWave Ablation Systems, Inc. (“LightWave”) in August 2003 to purchase technology for the treatment of atrial fibrillation.  We issued 15,000 shares of common stock and a warrant to purchase 25,000 shares of common stock, and made an initial payment of $10,000 to LightWave for the worldwide technology distribution rights.  In April 2004, we paid LightWave and additional $15,000 coincident with the filing of a 510(k) application with the FDA pertaining to an application of the LightWave technology.  In December 2004, we issued a warrant to purchase 25,000 shares of common stock as a result of the U.S. Food and Drug Administration’s grant of 510(k) market clearance for our AtriLaze™ Surgical Ablation System.  Pursuant to terms of the agreement, additional cash payments will be made and warrants to purchase shares of our common stock may be issued to LightWave in the event that we meet certain development and marketing milestones, including obtaining a CE Mark and issuance of a U.S. Patent.  Upon the first commercial sale in the U.S. or Europe utilizing the purchased technology, a payment of $125,000 will be due and an additional $385,000 will be due when cumulative gross sales of disposable products utilizing the purchased technology reach $1,500,000.  In addition, for a period of 10 years measured from the first commercial sale utilizing the purchased technology, we will make a payment totaling 2 to 6 percent of net sales of disposable products.  Following the first commercial sale utilizing the purchased technology, the timing of which is indeterminable, minimum payments under this provision would total $2,325,000 over nine years.

The following table summarizes our contractual obligations as of January 31, 2005:

Summary of Contractual Obligations	Payments Due By Period
	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation (1)	$3,249,568	$384,000	$768,000	$2,097,568
Clinical Studies	10,300	10,300
Deferred compensation	97,953	97,953
Atrial Fibrillation Technology Purchase Agreement (2)	15,000	15,000
Debt	4,368,333	4,368,333
TOTAL CONTRACTUAL OBLIGATIONS	$7,741,154	$4,875,586	$768,000	$2,097,568

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

ITEM 3                                                        CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15b.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our periodic filings with the SEC.

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1                                Legal Proceedings

As of March 15, 2005, the Company was not a party to any material litigation.

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

MedicalCV, Inc.

Date: March 17, 2005	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

Date: March 17, 2005	By	/s/ John H. Jungbauer
John H. Jungbauer
Vice President, Finance and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

Description

10.1

October 2004 Discretionary Credit Agreement by and between MedicalCV, Inc. and PKM Properties, LLC, dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.2

October 2004 Credit Note issued by MedicalCV, Inc. (maker) to PKM Properties, LLC (payee), dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.3

Intellectual Property Security Agreement by and between PKM Properties, LLC (secured party) and MedicalCV, Inc. (debtor), dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.4

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

10.6	Warrant Agreement issued to PKM Properties, LLC, dated November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.7

Form of Bridge Note Purchase Agreement (including form of convertible promissory note and form of common stock purchase warrant), dated December 31, 2004 (incorporated by reference to our Current Report on Form 8-K, filed on January 6, 2005 (File No. 000-33295)).

10.8

Warrant Agreement to purchase 25,000 shares of common stock issued by the Registrant to LightWave Ablation Systems, Inc., dated December 1, 2004 (incorporated by reference to our Current Report on Form 8-K/A, filed on February 10, 2005 (File No. 000-33295)).

10.9

February 2005 Discretionary Credit Agreement by and between MedicalCV, Inc. and PKM Properties, LLC, dated February 16, 2005, effective March 3, 2005 (incorporated by reference or our Current Report on Form 8-K/A, filed on March 9, 2005 (File No. 000-33295)).

10.10

February 2005 Discretionary Credit Note issued by MedicalCV, Inc. (maker) and PKM Properties, LLC (payee), dated February 16, 2005, effective March 3, 2005 (incorporated by reference or our Current Report on Form 8-K/A, filed on March 9, 2005 (File No. 000-33295)).

10.11

Warrant Agreement issued to PKM Properties, LLC, dated February 16, 2005, effective March 3, 2005, (incorporated by reference or our Current Report on Form 8-K/A, filed on March 9, 2005 (File No. 000-33295)).

10.12

Amendment No. 4 to First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by MedicalCV, Inc., dated February 16, 2005, effective March 3, 2005 (incorporated by reference or our Current Report on Form 8-K/A, filed on March 9, 2005 (File No. 000-33295)).

10.13	Form of Non-Qualified Stock Option Agreement under the MedicalCV, Inc. 2001 Equity Incentive Plan.

10.14	Form of Non-Qualified Stock Option Agreement under the MedicalCV, Inc. 1997 Stock Option Plan.

10.15	Form of Non-Qualified Stock Option Agreement under the MedicalCV, Inc. 1993 Director Stock Option Plan.

10.16	Non-Qualified Stock Option Agreement issued by the Registrant to Lawrence L. Horsch in the amount of 149,850 shares, dated November 18, 2004.

10.17	Non-Qualified Stock Option Agreement issued by the Registrant to John H. Jungbauer in the amount of 68,584 shares, dated November 18, 2004.

10.18	Non-Qualified Stock Option Agreement issued by the Registrant to John H. Jungbauer in the amount of 81,416 shares, dated November 18, 2004.

10.19	Non-Qualified Stock Option Agreement issued by the Registrant to Lawrence L. Horsch in the amount of 62,050 shares, dated January 19, 2005.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.