Form 10KSB
period 2005-04-30
MEDICALCV INC
filed 2005-07-21
CIK 1144284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-33295

MedicalCV, Inc.

(Name of Small Business Issuer in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9725 South Robert Trail, Inver Grove Heights, Minnesota	55077
(Address of Principal Executive Offices)	(Zip Code)

(651) 452-3000

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($0.01 par value)
(Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year were $2,304,897.

The aggregate market value of the common equity held by non-affiliates of the issuer as of July 20, 2005, was approximately $6,820,792, based upon the last sale price of one share on such date.

As of July 20, 2005 the issuer had outstanding 11,253,333 shares of common stock and 17,835 shares of convertible preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held September 22, 2005.

TABLE OF CONTENTS

PART I

ITEM 1	DESCRIPTION OF BUSINESS
ITEM 2	DESCRIPTION OF PROPERTY
ITEM 3	LEGAL PROCEEDINGS
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7	FINANCIAL STATEMENTS
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A	CONTROLS AND PROCEDURES
ITEM 8B	OTHER INFORMATION

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10	EXECUTIVE COMPENSATION
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13	EXHIBITS
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES
INDEX TO EXHIBITS

i

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

PART I

ITEM 1                   DESCRIPTION OF BUSINESS

Overview

MedicalCV, Inc. is a cardiovascular surgery device manufacturer.  Previously, our primary focus was on heart valve disease.  We developed and marketed mechanical heart valves known as the Omnicarbon® 3000 and 4000 heart valves.  In November 2004, after an exhaustive evaluation of the heart valve business, we discontinued all heart valve related production and began to pursue options for exiting the heart valve business.  On April 8, 2005, we announced that our efforts to find a buyer for the heart valve business were unsuccessful and that we would stop selling heart valves and were exiting the heart valve business.  At that time, we also determined to direct our resources to the development and introduction of products targeting the treatment of atrial fibrillation, or AF.

Atrial fibrillation is the most commonly occurring cardiac arrhythmia.  It reduces cardiac output, is a major precursor to congestive heart failure and is associated with an increased incidence of stroke.  The incidence of AF increases with age.  Approximately 5.5 million people worldwide are afflicted with AF.  There are 320,000 new diagnoses annually worldwide.  Approximately 2.5 million Americans are afflicted with AF, with 160,000 new diagnoses each year in the U.S.

In August 2003, we entered into an agreement with LightWave Ablation Systems, Inc. (“LightWave”), to purchase technology for the treatment of atrial fibrillation.  We believe this technology will provide an important growth platform.  On December 1, 2004, we received FDA 510(k) clearance to market our ATRILAZE™ Surgical Ablation System, which is a medical device designed for ablating cardiac tissue during surgery.

The ATRILAZE system was used by two cardiovascular surgeons to ablate cardiac tissue in five human concomitant open-heart surgical procedures during January and February 2005.  We did not generate any revenue from these procedures.  The ATRILAZE system was provided at no cost to these surgeons for proof-of-concept in the clinical setting, prior to commencing clinical sales of the ATRILAZE system.  We expect to continue validating our technology with key cardiovascular surgeons during concomitant open-heart procedures.  We expect to begin selling hand-held devices for these procedures on a limited basis beginning in fiscal year 2006.  We do not expect significant revenue until we introduce a version of the ATRILAZE system for stand-alone, minimally invasive (closed-chest, beating heart) ablation of cardiac tissue.

During the second and third quarters of fiscal year 2005, we experienced a significant decline in sales of our heart valves, which we believe was the result of our decision to require prepayment or letters of credit for all sales to distributors to protect us against collection risks and our focus on exiting the heart valve business.  As a result of these factors, we determined, during the second quarter of fiscal year 2005, that these sales trends indicated that we had excess inventories as well as inventories with carrying values in excess of their realizable values.  Accordingly, during fiscal year 2005, we recorded a $2,573,656 reduction in the carrying value of certain heart valve inventories.  This reduction in carrying value was recorded as a charge to discontinued operations.

MedicalCV was incorporated in Minnesota on March 30, 1992, under the name CV Dynamics, Inc.

AF Treatment Options

The AF market remains a large, undefined market opportunity.  Because of the various success rates of the below-described current treatments for AF this market is referred to by some as a “chaotic market” with substantial opportunity for treatment solutions.

•              Medical Treatment – Antiarrhythmic and anticoagulant drugs are used initially to treat AF and are administered by cardiologists.  This first line treatment is a palliative treatment and has a failure rate of 50 percent at 1 year and 84 percent at 2 years.  Cardioversion is another treatment option and it is separated into two types, electrical and chemical.  The major concern with medical treatment is that there are significant quality of life issues in regards to the side effects of the various drugs.  In particular, the anticoagulant drugs that are administered to prevent a stroke from occurring significantly alters the lifestyle of those patients due to the increased risk of uncontrolled bleeding.

•              Interventional – The interventional approach is the secondary treatment of AF and is performed by electrophysiologists, a specialized type of cardiologist.  The interventional techniques consist of percutaneous approaches utilizing catheter-based technologies with various energy sources to form lesions of ablation to mirror the curative surgical procedure known as the Maze.  This second line treatment is also considered to be palliative treatment and has a success rate of 40 to 60 percent.

•              Surgical – The Maze procedure is the final approach to treat AF.  The procedure is performed in the operating room and it is described as “maximally invasive.”  This cut and sew/disassemble and reassemble surgical procedure is curative and has a success rate of 97 percent.  However, this procedure is still associated with the morbidity and mortality risks that are true of any open-heart surgical procedure.  More importantly, very few cardiovascular surgeons perform this time-consuming and technically difficult procedure.

The AF annual market for open-chest surgical procedures is expected to reach $250 million worldwide by 2008.  The AF annual market for stand-alone, minimally invasive (closed-chest, beating heart) surgical procedure revenue is expected to reach $1.5 billion worldwide by 2008, according to Health Research International’s October 2002 market report.

We launched our core technology for proof-of-concept in the human clinical setting in January 2005.  With our presence in the cardiovascular surgery market, we intend to move during the next 12 to 18 months to define the market and develop a stand-alone, minimally invasive (closed-chest, beating heart) surgical procedure for ablating cardiac tissue and as a means to treat AF.

The ATRILAZE Solution To Address Large and Growing Market

We believe that our ATRILAZE™ Surgical Ablation System, when configured for stand-alone, minimally invasive (closed-chest, beating heart) surgical procedures, meets a needed solution in cardiovascular surgery and the atrial fibrillation market.  The prevalence of AF grows markedly with an aging population.  Two-thirds of all people afflicted with AF are more than 70 years of age.  This growing market is in need of a technology that provides an improved procedure with better outcomes.  Laser technology is already being used in numerous surgical procedures.  Laser energy is being used extensively in cosmetic and aesthetic procedures including:  cosmetic skin resurfacing, psoriasis and eczema treatment (skin disorders), hair removal, tattoo removal and varicose vein treatment.  These procedures can be performed in a physician’s office and represent a completely outpatient application of similar underlying laser technology, although our solution will be used in operating rooms and not in physicians’ offices.  In addition, cardiovascular surgeons have implemented trans-myocardial revascularization (“TMR”) in their open-chest procedures.  The diode laser we utilize to treat AF is small and we expect it to be more readily accepted in the operating room setting than existing TMR laser systems.  We believe our most significant near-term opportunity is in the concomitant open-heart and open-chest settings.  Conservatively, there are 300,000 open-chest procedures done in the U.S. annually.  Twenty percent, or 60,000, of those open-chest patients are afflicted with AF and require AF treatment.  In addition, approximately 25 percent of all patients undergoing heart valve surgery are also afflicted with AF.

Minimally Invasive Cardiovascular Surgery – Stand-Alone Procedure

The standard for curative treatment of atrial fibrillation is known as the Maze procedure.  This is a “maximally invasive” procedure that is routinely done as a concomitant procedure that requires cracking the sternum; opening the patient’s chest; placing the patient on the heart-lung machine; stopping the heart; and disassembling and reassembling the atrial chambers of the heart.  This is done to create lesion lines via the surgeon’s scalpel to interrupt the erratic electrical energy that causes AF.  This is a technically difficult and time-consuming procedure.  The postoperative recovery times as well as the morbidity and mortality risks of this procedure are significant.

During the last several years, newer minimally invasive techniques have gained momentum as they have been proven to lower costs, have higher reimbursements, reduce patient trauma and provide better outcomes.  We believe that as a result, these procedures are being used more frequently and represent one of the fastest growing segments within the cardiovascular surgery market.  In particular, we see significant opportunities in minimally invasive (closed-chest, beating heart) surgical procedures.  Closed-chest procedures are done utilizing robotic and thoracoscopic techniques.  The technology of robotic and thoracoscopic instrumentation has allowed the cardiovascular surgeon access through ports with three-dimensional visualization.  This technology allows the cardiovascular surgeon’s hands to be placed inside the patient’s closed-chest cavity via instrumentation and view the cardiac anatomy as in an open-chest setting.  Our core technology incorporates a low-profile, ergonomic hand-held laser delivery device or probe for cardiac tissue ablation that we are developing into a minimally invasive product.  Based upon bench testing by several leading surgeons, anecdotal feedback indicates that our ATRILAZE Surgical Ablation System can deliver high quality ablation lesions that mimic that of a surgeon’s scalpel.  We believe that an ideal stand-alone, minimally invasive surgical procedure demands an outcome that mimics that of the standard Maze, takes little time and is easy to perform.

Alternative Energy Sources for Ablation

There are currently a wide variety of energy sources that are used to ablate cardiac tissue.  These different energy sources are available to both the interventional and surgical treatments of AF:

•              Cryothermy – also referred to as cryoenergy or simply “cryo.”  This type of energy uses either a catheter or hand-held probe to ablate cardiac tissue by freezing at extreme temperatures (up to negative 160ºC).

•              Radiofrequency – Unipolar – also referred to as RF.  This type of energy uses either a catheter or hand-held probe or pen to ablate cardiac tissue by using heat from radio waves, the same radio waves used in A.M. radios.

•              Radiofrequency – Bipolar – also referred to as BPRF.  This type of energy uses a hand-held clamp device with two poles to ablate cardiac tissue by using heat from radio waves, the same radio waves used in A.M. radios.

•              Microwave – This type of energy uses either a catheter or hand-held probe to ablate cardiac tissue by using heat from microwaves, the same energy produced in the household microwave.

•              Ultrasound – sometimes referred to as high-intensity, focused ultrasound, or HIFU.  This type of energy uses either a catheter or hand-held probe to ablate cardiac tissue by using heat from ultrasonic energy.

•              Laser – also referred to as light energy or photocoagulation.  This type of energy functions at varying wavelengths and uses either a catheter or hand-held device to ablate cardiac tissue by using volumetric heating.

The MedicalCV Solution

Our ATRILAZE system uses the surgeon’s skill, experience and judgment to perform surgical cardiac tissue ablation procedures, thus creating lines of electrical blockage for the treatment of AF.  The precision, placement and control of the surgical cardiac tissue ablation process remains entirely in the surgeon’s hands.  We believe that our ATRILAZE system will eliminate the inherent flaws of alternative energy sources, including lateral thermal spread, lack of precise control of the energy, and cumbersome surgical tools with bulky, intrusive energy sources.  The table below sets forth the features and what we believe to be the benefits and advantages of our ATRILAZE Surgical Ablation System.

Features	Benefits	Advantages
Narrow Beam	Accurate Lesion (3mm) Scapel Precision	Mimics surgical Maze

Directed Energy	Surgeon precision Control of Laser Scalpel remains in surgeon’s hands	No collateral damage

Contact Forgiving	Easy to use	Excellent transmurality Atraumatic

Ideal Wavelength	Depth control	Transmurality Target ablation

Coherent Light	Beating heart	Minimally Invasive Procedure

Rapid	Stopped heart / Less pump time Beating heart / Less procedure time	Minimally Invasive Procedure

Low-Profile	Closed-chest	Minimally Invasive Procedure

Cost Effective	Hospital pressure sensitivity	Low barriers to entry

The MedicalCV Strategy

MedicalCV intends to revolutionize the atrial fibrillation market by establishing its products as the standard of care for targeted stand-alone, minimally invasive (closed-chest, beating heart) surgical procedures addressing atrial fibrillation treatment.  Key elements of this strategy are:

•              Capitalize on the large, undefined, chaotic atrial fibrillation market.  During the past decade, more and more interventional and surgical technologies have gained market acceptance as they all promote the promise of achieving better than 80 percent success rates or curing atrial fibrillation completely.  As a result, this is one of largest growing segments in cardiovascular surgery and interventional cardiology.  Our ATRILAZE system allows the surgeon to achieve a high quality result with the creation of cardiac tissue ablation lesions and to mimic the surgical (cut and sew/disassemble and reassemble) Maze procedure.  The similarity of the laser to the surgical scalpel ensures the effectiveness of the technology.  We believe that this will lead to rapid acceptance and adoption in concomitant open-chest procedures during the proof-of-concept phase, which, in turn, will lead to penetration and definition of minimally invasive cardiac surgery and evolve to a stand-alone (closed-chest, beating heart) surgical procedure to treat and cure atrial fibrillation as cardiovascular surgeons become increasingly familiar with our ATRILAZE system.

•              Focus on leading surgeons to drive initial market acceptance.  We will focus our efforts on surgeons who have active open-heart practices, which include high volume valve repair or replacement and existing atrial fibrillation procedures, and are considered to be “thought leaders” in cardiovascular surgery and in minimally invasive procedures.  As these leading surgeons incorporate our ATRILAZE system into their standard practices, we believe these surgeons will help accelerate broader awareness within the medical community through peer communication, the presentation of results at surgical conferences and the publication of results in leading surgical and medical journals.  As we go to proof-of-concept in the human clinical setting and define the market during the next 12 to 18 months, we plan to educate, inform and heighten awareness of our ATRILAZE system and the anticipated superior outcomes in the cardiovascular surgical space.

•              Expand clinical marketing and product development focus to create a stand-alone, minimally invasive procedure to treat atrial fibrillation.  Our product development efforts are directed toward enhancing our technology platforms and modifying them to promote a stand-alone, minimally invasive procedure to treat and cure atrial fibrillation.  We anticipate that our proprietary position in channeling laser light energy for the ablation of cardiac tissue will allow the technology to be widely adopted in the minimally invasive setting.

•              Manufacturing to control costs and produce high quality products.  Through qualified vendors in conjunction with our propriety technologies and patent applications, we expect that the diode laser and all-future designs of our ATRILAZE system will be developed, manufactured, tested and packaged to produce high quality products at low cost.  Our historical excellence in quality, reliability and product performance, combined with in-house manufacturing or contract outsourcing, will, we believe, assure that these attributes of high quality carry forward to our future products.

•              Leverage existing support infrastructure for immediate and long-term growth and profitability.  We are evaluating alternatives for relocation of our research and administrative operations in order to manage our facility cost, with the goal of fostering a high awareness of cost consciousness throughout the organization.

MedicalCV’s Technology and Products

We acquired a surgical ablation system technology platform from LightWave in August 2003.  We filed a 510(k) application with the FDA on March 22, 2004, and received 510(k) clearance on December 1, 2004.  Our ATRILAZE Surgical Ablation System, our first product based upon this technology, consists of a laser unit and a hand-held device or probe.

Proof-of-concept in the human clinical setting commenced in January 2005.  In January and February 2005, five concomitant open-heart surgical procedures were performed using our ATRILAZE system.  Two cardiovascular surgeons at respected medical centers in Texas performed the surgical procedures.  All of the procedures were performed in the standard fashion with the heart-lung machine, and the cardiac tissue ablation portion of the procedure was performed prior to the valve repair or replacement and coronary artery revascularization.  Overall, the procedures were deemed successful by the surgeons.  Our strategy is to develop this core technology into products for stand-alone, minimally invasive surgical procedures.

Regulatory Clearance

As noted above, our ATRILAZE Surgical Ablation System has received 510(k) clearance in the United States and is indicated for delivery of 810nm laser light to soft tissue, including cardiac tissue, during surgical procedures.  Indications include the incision, excision, dissection, vaporization, ablation, or coagulation of soft tissue.  We also intend to seek regulatory approval in the next two years to initiate a human clinical study designed to allow us to support FDA approval for the promotion of “for use in the treatment of atrial fibrillation.”  We intend to conduct this study when our ATRILAZE system has evolved cardiac tissue ablation to a stand-alone, minimally invasive (closed-chest, beating heart) surgical procedure.  Filing for the CE mark in the European Union is scheduled for fiscal year 2006.  Next generation products will require similar regulatory filings.

Manufacturing

We intend that manufacture of the first generation of the ATRILAZE system, including the diode laser, will be outsourced to qualified vendors.  This strategy is expected to provide quick time to market and early adoption of the technology with the approved ATRILAZE designs.  We intend that future ATRILAZE designs with enhanced features for surgical applications will be designed in-house and either manufactured in-house or outsourced in whole or in part to qualified vendors.  Components will be supplied in a similar manner.  Product sterilization and related testing will be outsourced.  Our historical excellence in quality, reliability and product performance, combined with our flexibility to pursue both in-house and outsourced manufacturing will, we believe, assure that these attributes carry forward to our future products and enable us to control costs of manufacture.

Intellectual Property

We intend to aggressively document and protect our intellectual property by obtaining U.S. and foreign patents to protect technology important to the development of our business.  We have filed eight patent applications with the U.S. Patent Office, as well as a related patent application with international patent authorities.  Obtaining patent protection for our cardiac tissue ablation products will be critical to our commercial success.  We regularly conduct patent searches of third party patents.  This includes a review of patents owned by third parties and patent applications pending known to us as attempting to address treatment of atrial fibrillation using a laser to ablate cardiac tissue.  From time-to-time, we search publicly available records for relevant patents assigned to other companies.  During one of these searches, we identified one issued patent in our field relating to the use of laser technology and for which we deemed it advisable to seek the advice of patent counsel.  Based upon advice from our patent counsel, we believe that the sale and use of our ATRILAZE cardiac tissue ablation product using infrared laser energy would not infringe any valid claim of the patent.

We cannot assure you that any patents issued to us will be valid, enforceable or otherwise be of value to us in relation to products of our competitors or the market in general, or that any patent for which we have applied or may apply will be granted.

On May 2, 2005, we received a letter from Edwards Lifesciences, LLC (“Edwards”) concerning our ATRILAZE soft tissue ablation products, which are the subject of some of our patent applications.  Edwards does not claim that our products infringe any of its patents.  Edwards’ letter calls to our attention six of its patents and requests us to comment on how our products differ from the claimed methods and apparatus of the six specified Edwards patents.  We have reviewed the specified Edwards patents and discussed them with our patent counsel, and believe that our ATRILAZE system does not infringe on any of these patents.  While Edwards does not claim in its letter that our products infringe its patents, it is likely that in the future, Edwards or others will continue to inquire regarding our products and patents and possibly make intellectual property claims relating to our tissue ablation devices.  Our defense of any claims made by Edwards, or of any other intellectual property claims made in the future, regardless of the merits of such claims, could divert the attention of our technical and management personnel away from developing and marketing our products for significant periods of time.  Further, the cost incurred to defend such claims could be substantial and adversely affect us, even if we are ultimately successful in defending such claims.  An adverse determination in connection with any of such claims in the future could affect our ability to sell our products, subject us to significant liabilities to third parties, or require us to modify our products to be non-infringing or seek licenses from third parties.  There can be no assurance that we could be able to so modify our products or obtain licenses on satisfactory terms.

We also rely upon trade secrets and proprietary know-how.  We require our technical employees and consultants to agree in writing to keep our proprietary information confidential and, with certain limitations, to assign all inventions relating to our business to us.

We have limited proprietary rights covering our mechanical heart valve materials.  We have one U.S. patent on our pyrolytic carbon coating apparatus and two foreign patent applications.  Our current patents will begin to expire in 2015.  We have no patents covering the design of our Omnicarbon heart valves.

We have used, and therefore claim common law rights in, the following trademarks: GLIDETHRU, ULTRAPURE and ATRILAZE.  We have filed an application for a U.S. federal registration for the mark:  ATRILAZE.  We also have a federal registration for the marks: MEDICALCV and OMNICARBON.

Competition

As discussed above, the atrial fibrillation market is being addressed three fold.  The first line approach is drug therapy.  Drug therapy is associated with a poor quality of life and the failure rate at 1 year is 50 percent and at 2 years it is 84 percent.  The second line approach is catheter-based technologies via the electrophysiologist.  This is a time consuming procedure of four to six hours with a success rate of 40 percent to 60 percent.  The final treatment option is concomitant open-heart surgery.  In the operating room, the cardiovascular surgeon performs a surgical procedure known as the Maze.  This cut and sew/disassemble and reassemble technique of the atrial chambers of the heart via the surgeon’s scalpel creates lesion lines that interrupt the erratic electrical energy that causes AF.  This procedure has a success rate of 97 percent.  However, this procedure is associated with morbidity and mortality rates that are true of any open-heart surgical procedure.  More importantly, very few cardiovascular surgeons are able to perform this time consuming and technically difficult procedure.  The space of a stand-alone, minimally invasive (closed-chest, beating heart) surgical procedure for the treatment of atrial fibrillation has yet to be defined.  The following is a breakout of the interventional and surgical technologies of which we are aware that are being marketed by competitors for the treatment of atrial fibrillation:

Electrophysiology Technologies – Catheter-based technologies with various energy sources and catheter end effectors include those offered by CathEffects LLC, St. Jude Medical, Inc., CyroCor, Inc., ProRhythm, Inc. and CardioFocus, Inc.

Surgical Technologies – Surgical instruments with various energy sources and delivery devices include those offered by Boston Scientific Corporation, Medtronic, Inc., Cardiac Surgery Technologies Division, AtriCure, Inc., CryoCath Technologies, Guidant Corporation, St. Jude Medical, Inc. and Edwards Lifesciences, LLC.

In 2004, two major medical device companies made significant investments in the atrial fibrillation market by acquiring emerging device companies and their technologies:

St. Jude Medical announced that it was investing in three acquisitions: (1) Epicor Medical, Inc., Sunnyvale, CA was acquired for $185 million in June 2004; (2) Endocardial Solutions, St. Paul, MN was acquired for $272 million in August 2004; and (3) Irvine Biomedical, Inc., Irvine, CA was acquired for $47 million in October 2004.

Guidant Corporation announced in 2004 its proposed acquisition of AFx, Inc., a company manufacturing devices which apply microwave energy for cardiac tissue ablation, for $54 million plus milestone payments of up to an additional $10 million.

Technology Purchase Agreement

In August 2003, we entered into a technology purchase agreement with LightWave and its principals relating to the acquisition of LightWave’s interests in technology consisting of a catheter/probe containing elements of optical fiber, coolant passages and other features for the purpose of delivering laser energy to the epicardial surface of the heart for treatment of atrial fibrillation.  We paid LightWave an initial standstill payment consisting of 15,000 shares of our common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in 2004 and 2005.  We will be obligated to pay $125,000 to LightWave within 45 days after the first commercial sale of our product in the United States or Europe to two or more parties and $385,000 within 45 days following our achievement of $1,500,000 of cumulative gross sales of disposable products.  In addition, during fiscal year 2004, we issued to LightWave a warrant for the purchase of 25,000 shares of common stock at closing and, during fiscal year 2005, a warrant for the purchase of 25,000 shares of common stock upon receiving FDA 510(k) clearance.  In addition, we are obligated to issue a warrant for the purchase of 25,000 shares of common stock upon a receipt of a U.S. utility patent covering the product and a warrant for the purchase of 25,000 shares of common stock upon the first commercial sale of our product.

Following the first commercial sale, we have agreed to pay LightWave payments equal to 6 percent of net sales of the LightWave product in countries in which we obtain patent protection and 4 percent of net sales of the LightWave product in territories in which there is no patent protection.  Commencing with the second year following our first commercial sale, we have agreed to make minimum annual payments as follows:

Year Following
Commercialization	Minimum Annual Payment
2	$50,000
3	$75,000
4	$100,000
5	$200,000
6	$300,000
7	$350,000
8	$350,000
9	$400,000
10	$500,000

We are obligated to make such payments for a period of ten years following the first commercial sale.  Our technology purchase agreement with LightWave contains other customary conditions, including mutual indemnification obligations.  LightWave and two of its principals have agreed to certain noncompetition obligations, nondisclosure obligations, certain obligations to assign new developments or inventions relating to the acquired technology to our company.  We have agreed to use our reasonable commercial efforts to commercialize the technology within three years following the acquisition of the technology from LightWave.  If we fail in any year to pay minimum annual payments, we may be obligated to grant LightWave a nonexclusive right to use the technology acquired from LightWave, or pay LightWave the difference between payments actually made and minimum payments due for a given year.

Heart Valves

In November 2004, we ceased the manufacture of mechanical heart valves; and in May 2005, we made our final commercial sale of mechanical heart valves.  Prior to the decision to discontinue the heart valve business, we sold the Omnicarbon® 3000 heart valve in the U.S. and Japan, and the Omnicarbon® 4000 heart valve internationally.  The Omnicarbon 3000 was manufactured using pyrolytic carbon components manufactured by a third party, with the remaining manufacturing completed by our company.  The Omnicarbon 4000 was completely manufactured by us.  More than 50,000 Omnicarbon heart valves have been sold or implanted worldwide.

Our Omnicarbon heart valves were designed to replace heart valves that have been made defective by disease or congenital origin.  A worldwide market for mechanical heart valves and other cardiovascular devices has existed for several decades, but we were not able to fully capitalize on those opportunities.  Large multinational manufacturers and industry consolidation characterize these global markets for cardiovascular surgery devices.  Among the major product segments are heart valves, pacemakers, angioplasty products, coronary stents and the emerging market of atrial fibrillation products.  A number of the major manufacturers, such as Medtronic, Inc., St. Jude Medical, Inc., Guidant Corp. and Boston Scientific, Inc., have medical device lines which include all or most of these products.

ATRILAZE System Marketing and Clinical Sales Strategy

Our mission is to develop and introduce products for improving patient outcomes by early treatment of cardiovascular disorders and disease, including products targeting the treatment of atrial fibrillation.  Our initial focus is on our ATRILAZE Surgical Ablation System for use in cardiac tissue ablation in concomitant open-heart surgical procedures for continued proof-of-concept, as a means to treat atrial fibrillation.  Our on-going focus is to continue our research and development efforts on the ATRILAZE system for a stand-alone, minimally invasive (closed-chest, beating heart) surgical procedure as a means to treat atrial fibrillation.  The key elements of our strategy in support of this mission are to:

•              Continue to Penetrate the Cardiac Tissue Ablation and Atrial Fibrillation Markets Using a Clinical Sales Team.  Over the next 12 to 18 months we intend to conduct clinical sales activities via a limited release in a minimum of four hospitals/medical centers across the United States.  We intend to leverage our extensive clinical sales experience of our clinical sales team to identify key cardiovascular surgeons and provide effective customer assistance to accelerate market definition and adoption, thereby evolving our ATRILAZE system products.

•              Establish Stand-alone, Minimally Invasive (Closed-chest, Beating heart) Surgical Procedures Using the ATRILAZE System as the Standard of Care for the Ablation of Cardiac Tissue for Treatment of Atrial Fibrillation.  Our primary marketing objective is to define the atrial fibrillation market via having cardiovascular surgeons recognize that the ATRILAZE laser is the “ideal” technology for ablating cardiac tissue.  We believe that the ATRILAZE laser, due to its micro-nature, is an ideal platform to establish the stand-alone, minimally invasive surgical procedure of the future.

•              Educate Physicians and Patients about our ATRILAZE Surgical Ablation System Procedures.  We believe education of physicians and patients about alternative energy sources to ablate cardiac tissue as a means to treat atrial fibrillation will be critical to adoption of the ATRILAZE system.  We intend to develop cardiovascular surgeon and electrophysiologist training and education programs, which will emphasize the clinical efficacy and ease of use of the ATRILAZE system.  We also intend to increase our patient-oriented marketing materials for use by cardiovascular surgeons to inform patients of the availability and potential benefits of our ATRILAZE system.

•              Conduct Clinical Studies to Support our Marketing Definition Initiatives and R & D Evolving Our ATRILAZE System.  We intend to begin a human clinical registry in our initial centers.  Additionally, we will be conducting additional animal studies to support the efficacy of our ATRILAZE system.  We also intend to seek regulatory approval in the next two years to initiate a human clinical study designed to allow us to support FDA approval for the promotion of “for use in the treatment of atrial fibrillation.”  We intend to conduct this study when our ATRILAZE system has evolved cardiac tissue ablation to a stand-alone, minimally invasive (closed-chest, beating heart) surgical procedure.  We believe the results of this and other studies, if successful, will allow us to expand our marketing and clinical sales efforts.

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

•              Seize our products;

•              Require a product recall;

•              Withdraw previously granted market clearances;

•              Implement procedures to stop future violations; and/or

•              Seek civil and criminal penalties against us.

The FDA also regulates recordkeeping for medical devices and reviews hospital and manufacturers’ required reports of adverse experiences to identify potential problems with FDA-authorized devices.

Some of the products that we market, including our ATRILAZE system, can be cleared under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  If a new or significantly modified device is “substantially equivalent” to an existing legally marketed device, the new device can be commercially introduced after filing a 510(k) premarket notification with the FDA and the subsequent issuance by the FDA of an order permitting commercial distribution.  Changes to existing devices that do not significantly affect safety or effectiveness may be made without an additional 510(k) notification.  We received Section 510(k) clearance for our ATRILAZE Surgical Ablation System on December 1, 2004.  The process of obtaining Section 510(k) clearance typically requires less time and expense than the premarket approval process.  Section 510(k) clearance normally takes from six to twelve months, but can take years, and generally requires the submission of supporting data, which in some cases can be extensive.  In addition, the FDA may require review by an advisory panel as a condition for Section 510(k) clearance.  We intend to rely on the Section 510(k) process with regard to future products that add to or enhance our current cardiac tissue ablation technology.  However, we may develop or acquire technology that will require clearance under the FDA’s lengthier and expensive premarket approval process, which can take a number of years and can require extensive supporting documentation.  If we encounter difficulties in the premarket approval process, the commercial marketing of a product could be substantially delayed or prevented.

International sales of medical devices are also subject to extensive regulation.  Foreign regulatory bodies have established varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements.  Generally, the extent and complexity of the regulation of medical devices is increasing worldwide, with regulations in some countries already nearly as extensive as those in the U.S.  This trend may continue, and the cost and time required to obtain marketing approval in any given country thus may increase.  We cannot assure you that any foreign approvals will be allowed on a timely basis, or at all.

To market our products in countries of the European Union, we are required to obtain CE mark certification.  CE mark certification is the international symbol of adherence to certain quality assurance standards and compliance with European medical device directives.  We intend to apply for CE mark certification for our ATRILAZE product in fiscal year 2006.

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

If patients allege that the use of our cardiovascular surgery devices injured them, we may face substantial product liability claims.  Substantial product liability litigation exists within the medical device industry.  Our products are used in cardiovascular surgery, and their failure may result in patient injury or death.  We have had product liability claims asserted against us in the past, which were resolved under our insurance coverage without significant financial cost to us.  We cannot assure you, however, that future product liability claims will not exceed the limits of our insurance coverage or that such insurance will continue to be available to us on commercially reasonable terms, or at all.  Consequently, a product liability claim or other claim with respect to uninsured liabilities, or in excess of insured liabilities, could have a material adverse effect on our business, financial condition, operating results and cash flows.  In addition, adverse publicity resulting from product liability litigation may materially adversely affect us regardless of whether the claims are valid or whether we are liable.  Furthermore, these claims would likely divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

In addition to new products, we sold more than 50,000 mechanical heart valves between 1992 and 2005.  We assume that a majority of the patients who received our heart valves are still alive.  If any of these patients were to have a problem with a heart valve, they could assert claims for damages against us.  In April 2005, we placed our products liability insurance with a new insurance carrier.  Our new policy provides us with potential coverage for claims of up to $5,000,000 per occurrence and in the aggregate per policy year.  Concurrently, we purchased a three-year extended reporting coverage endorsement from our former carrier, which was unwilling to renew our coverage on the previous terms.  The extended reporting period coverage will allow us to seek coverage under the prior policy for products claims arising from occurrences which took place during such policy period but which were not asserted against us during the previous policy period.

In March 2005, it was reported to us that one of our valves implanted in a patient did not perform and was replaced.  The patient subsequently died.  This event has been reported to our insurer.  If a claim is asserted against us, we intend to rely upon the policy with the extended reporting period endorsement described above.  We believe any claim brought will be covered by such policy after our payment of the deductible, although there can be no assurance that any coverage will be available or adequate if a claim is asserted.

Employees

As of April 30, 2005, we had 17 full-time employees, including six who support or were in research and development, and the remainder of whom were in administration, regulatory/clinical and sales/marketing.  We are not a party to any collective bargaining agreement and believe that our relations with employees are good.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of April 30, 2005.  Each executive officer has been appointed to serve until his successor is duly appointed by the board or his earlier removal or resignation from office.  Each executive officer’s position with MedicalCV represents such person’s principal occupation.

Name	Age	Position with MedicalCV	Director Since
Marc P. Flores	40	President, Chief Executive Officer and Director	2004
John H. Jungbauer	56	Vice President, Finance and Chief Financial Officer	N/A

Marc P. Flores.  Mr. Flores joined MedicalCV in September 2004 as President, Chief Executive Officer and Director.  Mr. Flores has extensive experience and long standing relationships within the cardiac surgery industry.  He formerly held the title of Vice President of Sales and Marketing at Coalescent Surgical, Inc., a Sunnyvale, California company, whose assets were acquired by Medtronic, Inc.  Prior to that, he was in upper management with CardioThoracic Systems, Inc. in Cupertino, California, which was ultimately acquired by the Guidant Corporation.  Mr. Flores has also held various management positions with Boston Scientific, GE Medical Systems and the Xerox Corporation.

John H. Jungbauer.  Mr. Jungbauer joined MedicalCV in February 2004 as Vice President, Finance and Chief Financial Officer.  Mr. Jungbauer came to our company with more than 26 years of experience in financial management and long-range planning, international financial/treasury operations, information technology systems.  From 1990 to 2002, Mr. Jungbauer was Vice President of Finance and Chief Financial Officer with ATS Medical, Inc.  During 1988 and 1989, he was Executive Vice President of Titan Medical, Inc.  From 1977 to 1987, he held several financial management positions at St. Jude Medical, Inc., including Vice President of Finance and Chief Financial Officer from 1981 to 1987.

ITEM 2                   DESCRIPTION OF PROPERTY

We lease a 55,000 square foot production and administrative facility located in Inver Grove Heights, a suburb of Saint Paul, Minnesota.  Our facility has approximately 8,000 square feet of general office space and more than 41,000 square feet of manufacturing space.  Our facility is subject to inspection by the FDA and foreign regulatory agencies as part of their product marketing clearance and surveillance programs.  In April 2003, we sold and leased back this facility in a refinancing transaction with PKM Properties, LLC, an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities.  We signed a lease with an initial 10-year lease term, with options to renew or repurchase the facility.  See “Management’s Discussion and Analysis or Plan of Operation – Commitments and Contingent Liabilities” and the notes to our Financial Statements for the fiscal year ended April 30, 2005, for more information regarding such lease.

ITEM 3                   LEGAL PROCEEDINGS

As of July 20, 2005, we were not a party to any material litigation.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5                  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Previously, units of our securities, consisting of common stock and Class A Warrants, were listed on The Nasdaq SmallCap Market under the symbol “MDCVU” following completion of our initial public offering in November 2001.  In March 2003, our units were delisted from The Nasdaq SmallCap Market because we failed to satisfy the minimum shareholders’ equity requirement for continued listing and because the bid price of our units had fallen below $1.00 for 30 consecutive trading days.  Thereafter, our units traded on the OTC Bulletin Board, until the expiration of the Class A Warrant component of such units on November 20, 2004.  Due to lack of market makers, our common stock did not trade between November 19, 2004 and December 20, 2004.  Our common stock resumed trading on the OTC Bulletin Board under the symbol “MDCV” on December 21, 2004.

The following table sets forth the approximate high and low closing prices as reported by The Nasdaq SmallCap Market and the approximate high and low bid prices as reported by the OTC Bulletin Board for our units and common stock, as applicable, for the periods indicated.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
Fiscal Year 2004
First Quarter	$1.55	$0.30
Second Quarter	$2.45	$1.40
Third Quarter	$2.60	$1.15
Fourth Quarter	$2.30	$1.10
Fiscal Year 2005
First Quarter	$2.05	$1.30
Second Quarter	$2.50	$0.75
Third Quarter	$1.89	$0.50
Fourth Quarter	$1.25	$0.71

As of April 30, 2005, we had approximately 235 shareholders of record and approximately 331 beneficial owners.

We have never declared or paid cash dividends.  We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.  We are required to pay a 5 percent annual dividend (approximately $900,000 per year) on our 5% Series A Convertible Preferred Stock.

Sales of Unregistered Securities during the Fourth Quarter of Fiscal Year 2005

On March 3, 2005, we entered into a February 2005 Credit Agreement with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities.  The Agreement provided for a $500,000 discretionary credit facility under which PKM made available to us up to $500,000 in the form of loans bearing interest in 10 percent per year.  Principal and interest were due on the amounts borrowed no later than June 16, 2005.  This debt and the other amounts we borrowed from PKM were collateralized by substantially all of our assets.  A February 2005 Discretionary Credit Note reflected this indebtedness.  As additional consideration, we issued to PKM a five-year warrant for the purchase of 750,000 shares of our common stock at an exercise price of $0.50 per share.  We also acknowledged a fourth amendment to the first amended and restated subordination and intercreditor agreement by and between PKM and Peter L. Hauser (“Hauser”).  We also paid legal and administrative expenses of $19,142 incurred by PKM in this transaction.  We repaid this note plus accrued interest in April 2005.

On March 21, 2005, we granted a stock option for the purchase of 50,000 shares of common stock to David B. Kaysen and we granted a stock option for the purchase of 50,000 shares of common stock to Susan L. Critzer.  These options were granted to
Mr. Kaysen and Ms. Critzer in their roles as two of our non-employee directors.  These options were granted outside our shareholder-approved plans, they were 100 percent vested at the date of grant, and they are exercisable at $1.00 per share, which was the closing price of our common stock on the OTC Bulletin Board on March 21, 2005.  These options expire on March 21, 2015.

On April 1, 2005, under the terms of a Securities Purchase Agreement with accredited investors, we issued 18,035 shares of 5% Series A Convertible Preferred Stock to such investors, warrants for the purchase of 27,052,500 shares of common stock to such investors, and warrants for the purchase in the aggregate of 1,635,960 shares of common stock to our placement agent and finder.  Each share of preferred stock is convertible into the number of shares of common stock equal to the $1,000 stated value divided by $0.50, subject to anti-dilution adjustments.  As a result, the 18,035 preferred shares sold may be converted into 36,070,000 shares of common stock, subject to anti-dilution adjustments.  The terms of the preferred stock include dividend, protective, liquidation and conversion rights.  The preferred stock was sold along with warrants to purchase a number of shares of common stock equal to 75 percent of the number of shares of common stock initially issuable upon conversion of the preferred shares.  The warrants have a term of five years and are exercisable at $0.50 per share, subject to anti-dilution adjustments.  If the shares issuable upon exercise of the warrants are not registered for resale at the time of exercise, each warrant allows the holder to convert the warrants into common stock without any cash consideration in exchange for the surrender of the remaining shares of common stock otherwise purchasable upon exercise of the warrant.  We obtained gross cash proceeds of $13,603,000 at the closing (net of $30,000 in legal fees which were withheld by the lead investor).  We also converted $4,402,000 of indebtedness into the above-referenced securities.  We paid our placement agent cash commissions of $573,000, we repaid an outstanding debt obligation to PKM of $502,708, and we paid a finder’s fee of $244,980.  We also paid legal and administrative expenses of $18,086 incurred by PKM in this transaction.

Effective April 1, 2005, the compensation committee of our board of directors awarded (1) a non-qualified stock option for the purchase of 3,440,348 shares of common stock to Marc P. Flores, our President and Chief Executive Officer, (2) a non-qualified stock option for the purchase of 1,290,131 shares of common stock to John H. Jungbauer, our Vice President, Finance and Chief Financial Officer, and (3) non-qualified stock options for the purchase of an aggregate of 1,935,196 shares of common stock to other key employees.  The foregoing options were issued outside our employee benefit plans.  Such options vest to the extent of 25 percent per year, commencing on the first anniversary of the date of grant.  They are exercisable at $0.89 per share, which was the closing price of our common stock on the OTC Bulletin Board on April 1, 2005.  These options expire on April 1, 2012.

On April 22, 2005, we issued 6,500 shares of common stock to Mid-South Capital, Inc. and 26,000 shares of common stock to Baxter Capital Advisers, Inc.  These shares were issued as consideration for services rendered pursuant to the terms of a financial consulting agreement between our company and Mid-South Capital, Inc., dated February 3, 2005.

On April 25, 2005, we issued a warrant for the purchase of 68,000 shares of common stock to Tower Finance, Ltd. (“Tower”).  This warrant was issued as consideration for services rendered in connection with our December 2004 and January 2005 bridge financing pursuant to the terms of a letter agreement between our company and Tower, dated December 8, 2004.  The warrant is exercisable at $0.625 per share, which was 125 percent of the price at which our common stock equivalents were sold in the bridge financing.  This warrant expires on January 13, 2010.

On April 28, 2005, we issued 80,000 shares of common stock to ROI Group Associates, Inc.  These shares were issued as consideration for investor relations services rendered pursuant to the terms of a service agreement between our company and ROI Group Associates, Inc., dated January 24, 2005.

Each of the foregoing issuances was made in reliance upon the exemption provided in Section 4(2) and/or the safe harbor provided by Rule 506 of the Securities Act.  Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act.  In addition, the recipients of such securities received, or had access to, material information concerning MedicalCV, including, but not limited to, our reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC, including amendments to such reports.  Other than as noted above, no underwriting commissions or discounts were paid with respect to the issuances of such securities.

ITEM 6                   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, include those discussed in our Cautionary Statement as well as those discussed elsewhere in this document.

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

Overview

MedicalCV, Inc. is a cardiovascular surgery device manufacturer.  Previously, our primary focus was on heart valve disease.  We developed and marketed mechanical heart valves known as the Omnicarbon® 3000 and 4000 heart valves.  In November 2004, after an exhaustive evaluation of the heart valve business, we discontinued all heart valve related production and began to pursue options for exiting the heart valve business.  On April 8, 2005, we announced that our efforts to find a buyer for the heart valve business were unsuccessful and that we would stop selling heart valves and were exiting the heart valve business.  At that time, we also determined to direct our resources to the development and introduction of products targeting the treatment of atrial fibrillation, or AF.

In August 2003, we entered into an agreement with LightWave to purchase technology for the treatment of atrial fibrillation.  We believe this technology will provide an important growth platform.  On December 1, 2004, we received FDA 510(k) clearance to market our ATRILAZE™ Surgical Ablation System, which is a medical device designed for ablating cardiac tissue during surgery.

The ATRILAZE system was used by two cardiovascular surgeons to ablate cardiac tissue in five human concomitant open-heart surgical procedures during January and February 2005.  We did not generate any revenue from these procedures.  The ATRILAZE system was provided at no cost to these surgeons for proof-of-concept in the clinical setting, prior to commencing clinical sales of the ATRILAZE system.  We expect to continue validating our technology with key cardiovascular surgeons during concomitant open-heart procedures.  We expect to begin selling hand-held devices for these procedures on a limited basis beginning in fiscal year 2006.  We do not expect significant revenue until we introduce a version of the ATRILAZE system for stand-alone, minimally invasive (closed-chest, beating heart) ablation of cardiac tissue.

During the second and third quarters of fiscal year 2005, we experienced a significant decline in sales of our heart valves, which we believe was the result of our decision to require prepayment or letters of credit for all sales to distributors to protect us against collection risks and our focus on exiting the heart valve business.  As a result of these factors, we determined, during the second quarter of fiscal year 2005, that these sales trends indicated that we had excess inventories as well as inventories with carrying values in excess of their realizable values.  Accordingly, during fiscal year 2005, we recorded a $2,573,656 reduction in the carrying value of certain heart valve inventories.  This reduction in carrying value was recorded as a charge to discontinued operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  We believe our estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates.  We have identified the following critical accounting policies and estimates utilized by management in the preparation of our financial statements: revenue recognition, accounts receivable allowance, inventory obsolescence and deferred income tax assets.  Actual amounts could differ significantly from management’s estimates.

Revenue Recognition.  We recognize revenue using guidance from SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.”  Revenue from the sale of our products is recognized provided that we have received a written order, the price is fixed, title has transferred, collection of the resulting receivable is probable and there are no remaining obligations.  Transfer of title occurs for substantially all international sales upon shipment.  Our products are not subject to any customer acceptance process.  There are no rights of return unless the product does not perform according to specifications.  In prior periods, we paid marketing support to distributors in some markets.  Such payments were reported as a reduction in our revenues in accordance with EITF 01-9.

Accounts Receivable Allowance.  In determining the adequacy of our allowance for doubtful accounts, management considers a number of factors, including the aging of our receivable portfolio, customer payment trends, the financial condition of our customers and economic conditions in our customers’ countries.  Our analysis in determining the allowance for doubtful accounts is performed by management on a customer-by-customer basis.  Although our recorded allowance includes our best estimates, we cannot predict the resolution of these matters with certainty.  As of April 30, 2005 and 2004, our allowance for doubtful accounts was $196,520 and $102,869, respectively.  Because our accounts receivable all resulted from sales of heart valves, all accounts receivable and the allowance are reported as a component of our current assets of discontinued operations.

Inventory Obsolescence.  In determining the appropriate carrying value of our inventories, management considers a number of factors, including the aging of our inventory, recent sales trends, industry market conditions and economic conditions.  Although adjustments to the carrying value of our inventories reflect our best estimates, the estimates require a large degree of judgment.  At April 30, 2005, the carrying value of our heart valve inventories reflected the cost of only the heart valves that we subsequently sold in May 2005.  These inventories are reported as a component of our current assets of discontinued operations.  All other inventories of the discontinued heart valve business have been reduced to a carrying value of zero.

Deferred Income Tax Assets.  In assessing the realizability of our deferred tax assets, management considers whether it is more likely than not that our deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of our net operating loss and credit carryforwards, which comprise the majority of the deferred tax assets.  As of April 30, 2005, we had established a valuation allowance of $10,778,935 to fully offset our deferred tax assets due to uncertainty about generating sufficient future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of changes in ownership.

Recent Accounting Developments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123 and supersedes APB Opinion No. 25.  Among other items, SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize compensation cost for share-based payment awards with employees, based on the grant date fair value of those awards, in the financial statements.  We are required to adopt the provisions of this standard effective May 1, 2006.  We have not yet determined which of the adoption methods prescribed by SFAS No. 123R we will elect, nor have we determined the impact of adopting this statement.  In March 2005, the SEC issued SAB No. 107, “TOPIC 14: Share-Based Payment,” which addresses the interaction between SFAS No. 123R and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies.  This bulletin is effective immediately.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on normal capacity of the production facilities.  We are required to adopt the provisions of this standard effective May 1, 2006.  We have not yet determined the impact of adopting this statement.

Results of Operations for the Fiscal Years Ended April 30, 2005 and 2004

Sales and Marketing, Continuing Operations.  For fiscal year 2005, sales and marketing expenses of continuing operations totaled $1,109,801, compared to $0 in fiscal year 2004.  The increase in sales and marketing expenses was attributable to spending related to marketing the ATRILAZE system which began in fiscal year 2005.  Sales and marketing expenses in fiscal year 2004 related entirely to the heart valve business.

General and Administrative.  For fiscal year 2005, general and administrative expenses totaled $4,070,123 compared to $2,395,062 in fiscal year 2004.  The major contributors to the increase in general and administrative expenses were expenses related to debt and convertible preferred stock fundraising activities and severance costs incurred in fiscal year 2005.  Increases in costs related to fundraising activities included an increase in legal fees of $324,558, an increase in other professional fees of $815,664 and an increase in travel costs of $164,502.  Severance and expenses related to changes in personnel totaled $325,150.

Engineering and Regulatory.  Engineering and regulatory expenses increased to $1,581,018 for fiscal year 2005, compared to $910,646 for fiscal year 2004.  The increase in these costs reflected increased development efforts related to the atrial fibrillation technology purchased during fiscal year 2004.  Payroll, consulting and travel expense increases aggregating $347,339, along with increased patent prosecution and defense expenses of $144,000, were the major contributors to the increased engineering expenses for fiscal year 2005.

Loss from Continuing Operations.  For fiscal year 2005, our loss from continuing operations totaled $18,071,523.  For fiscal year 2004, our loss from continuing operations totaled $5,448,566.  The increase in loss from continuing operations resulted from the increase in operating expenses discussed above.

Other Income (Expense).  Other expense, net, consisting primarily of interest expense and losses on extinguishment of debt (in fiscal year 2004), increased to $11,310,583 for fiscal year 2005 from $2,142,858 for fiscal year 2004.  The increase included a non-cash charge of $9,987,609 related to the issuance of warrants in connection with our April 2005 sale of convertible preferred stock and warrants.  The warrants, which under certain circumstances can be put to us by the holders for cash equal to their fair value, have been recorded as a liability at their aggregate fair value which resulted in the interest charge referred to above.  See “Financing Activities” below for a more detailed discussion of our accounting for these warrants.  During fiscal year 2004, we recorded a $1,235,813 loss from the extinguishment of certain debt.

Loss from Discontinued Operations.  For fiscal year 2005, we recorded a loss from our discontinued heart valve operations of $1,023,349, compared to a loss of $790,424 for fiscal year 2004.  Revenues included in the loss from discontinued operations totaled $2,304,897 and $3,410,975 for fiscal years 2005 and 2004, respectively.  The increase in the loss from discontinued operations resulted primarily from the decline in revenues and a $2,753,656 provision recorded during fiscal year 2005 to reduce the carrying value of heart valves. This inventory provision was primarily related to a decrease in sales and our decision to discontinue the sale of heart valves.

Income Tax Provision.  In light of our history of operating losses, we recorded a valuation allowance to fully offset our deferred tax assets in fiscal year 2000.  We have continued to provide a full valuation allowance throughout fiscal year 2005 due to uncertainty about our ability to generate sufficient future taxable income necessary to realize our deferred tax assets.  We have recorded no tax provision in fiscal years 2005 or 2004 due to net operating losses generated for income tax reporting purposes.

Liquidity and Capital Resources

Cash and cash equivalents increased to $10,637,796 at April 30, 2005, representing an increase from $659,856 at April 30, 2004.  This increase in cash and cash equivalents of $9,977,940 was due to the following:

Net cash used in operating activities	$(5,538,337)
Net cash used in investing activities	(195,543)
Net cash provided by financing activities	15,711,820

Net increase	$9,977,940

Net cash used in operating activities increased $2,321,745 from $3,716,592 in fiscal year 2004 to $6,038,337 in fiscal year 2005.  The use of cash in operations in both fiscal years was primarily due to net losses of $19,094,872 in fiscal year 2005 and $6,238,990 in fiscal year 2004.  The cash effect of the net loss for fiscal year 2005 was partially offset by non-cash expenses of $10,373,158 associated with the issuance of warrants to purchase common stock in fiscal year 2005 as described below, non-cash charges related to depreciation of $315,225, stock-based compensation of $249,729, an increase in the provision for bad debt of $220,281, and a provision for inventory excess/obsolescence of $2,753,656 and common stock issued for services of $128,075.  The provisions for bad debts and excess/obsolete inventories resulted from our decision, in the fourth quarter of fiscal year 2005, to discontinue the sale of heart valves.  Increases in inventory of $252,177 and a reduction in accounts receivable of $717,829, offset by decreases in accounts payable of $906,964 and increases in prepaid expenses of $271,928, were the other main contributors to the net cash used in fiscal year 2005.  The decrease in accounts payable related directly to our decision to discontinue the manufacture of heart valves and the fact that we raised sufficient capital in the fourth quarter of fiscal year 2005 to pay balances that were past due.  The increase in prepaid expenses related principally to our purchase of additional product liability insurance to continue our coverage for heart valves sold prior to our exit from the business.  The cash effect of the net loss for fiscal year 2004 was offset by non-cash expenses of interest expense related to issued warrants and amortization of loan costs of $1,726,268 and other non-cash expenses, including $314,056 for depreciation, a $125,563 increase in the provision for bad debt, stock-based compensation of $75,592 and stock issued for services of $34,000.  Increases in accounts payable of $603,448 and reductions in inventory of $138,352, offset by a decrease in accrued expenses of $546,868, were the other main contributors to the net cash used in fiscal year 2004.

Net cash used in investing activities was $195,543 in fiscal year 2005 and $81,434 in fiscal year 2004.  In both fiscal years, this cash was used for capital expenditures.  We expect our capital expenditures in fiscal year 2006 to be approximately $346,000.

In fiscal year 2005, net cash provided by financing activities was $15,711,820, consisting of proceeds from the issuance of preferred stock, net of offering costs, of $13,603,000, proceeds from the issuance of common stock, net of offering costs, of $2,000,608, and borrowings of $1,425,000, all partially offset by payments on term debt of $1,000,000 and payments made under related-party lease agreements of $319,288.  Net cash provided by financing activities was $4,273,655 in fiscal year 2004, and consisted of long-term borrowings of $3,150,000 and net proceeds from equity sales in February 2004 and April 2004 of $1,618,424, partially offset by $291,084 of payments on related-party lease obligations and principal payments of $150,000 on debt.

Financing Activities

We invested a significant amount of cash to attempt to penetrate the U.S. heart valve market, build our U.S. sales organization and improve our international distribution capabilities, especially in Europe.  We also invested in new products and technologies in an effort to broaden our product offerings.  During the last two fiscal years, to improve our capital structure and provide working capital for operations, we completed the following transactions with accredited investors, including PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities, and Peter L. Hauser (“Hauser”), a beneficial owner of our securities.

•              In July 2003, we established a $1.0 million term debt with PKM.  This term debt, which was amended in November 2003 to provide for an additional $500,000 of borrowing, required the payment of interest at a rate of 10 percent per year, would have matured on June 30, 2005, and was collateralized by substantially all of our assets.  This debt was converted into convertible preferred stock and warrants in April 2005, as described below.

•              In a simultaneous July 2003 transaction, we entered into a loan agreement and borrowed $1.0 million from Hauser pursuant to the terms of a subordinated note with an interest rate of 10 percent per year.  Pursuant to an intercreditor agreement with PKM, the loan was collateralized by substantially all of our assets.  This loan, as amended, would have matured on June 30, 2005.  This debt was converted into convertible preferred stock and warrants in April 2005, as described below.

•              We borrowed $500,000 in November 2003 from Draft Co. (“Draft”), under a note that matured on June 30, 2004, which had an interest at a rate of 10 percent per year.  The Draft loan was collateralized by substantially all our assets pursuant to a restated intercreditor agreement among PKM, Hauser, and Draft.  This note was repaid on June 30, 2004.

•              In April 2004, we issued a short-term promissory note to PKM in the principal amount of $150,000.  The note required the payment of interest at a rate of 10 percent per year.  This note was repaid during April 2004.

•              During February, April and May, 2004, we conducted a private placement to accredited investors of units, with each unit consisting of one share of common stock and one common stock purchase warrant.  In this placement, we sold 2,730,763 units for aggregate gross proceeds of $4,014,222.  During fiscal year 2004 we received gross proceeds from this private placement of $1,749,099.  The five-year warrants sold with the common stock are exercisable to purchase an aggregate of 2,730,763 shares of common stock at an exercise price of $1.60 per share.  In connection with the placement, we issued our placement agent a five-year warrant to purchase 123,272 units at an exercise price of $1.8375 per unit, paid our placement agent cash commissions of $181,210 and paid our placement agent a non-accountable expense allowance of $67,954.  In addition, we issued a finder a five-year warrant to purchase 95,189 units at an exercise price of $1.8375 per unit, paid a finder’s fee of $140,928 and reimbursed a finder for expenses of $4,163.  The warrants underlying the unit warrants issued to the placement agent and the finder are exercisable for a period of five-years at an exercise price of $1.8375 per share.  As a result of anti-dilution adjustments through April 30, 2005, these unit warrants are exercisable in the aggregate for 599,137 units at $0.67 per unit, with each unit consisting of one share of common stock and one warrant exercisable for one share of common stock.

•              On November 17, 2004, we entered into a discretionary credit agreement with PKM pursuant to which we borrowed $500,000.  This discretionary credit agreement had a maturity date of February 28, 2005, that was extended to June 30, 2005.  It required the payment of interest at a rate of 10 percent per year.  It also contained various representations and loan covenants as are customary in banking and finance transactions.  We issued a credit note to PKM to evidence such indebtedness.  In connection with this discretionary credit agreement, we entered into an intellectual property security agreement with PKM, pursuant to which we granted PKM a security interest in all of our intellectual property, and a security agreement which we entered into with PKM in May 2003.  We also acknowledged and accepted a third amendment to the first amended and restated subordination and intercreditor agreement by and between PKM and Hauser.  Pursuant to this agreement, proceeds borrowed under this discretionary credit agreement were deemed “senior debt.”  Further, PKM, pursuant to a waiver agreement, waived past defaults under the discretionary credit agreements from January 2003 and November 2003.  As additional consideration for the discretionary credit agreement we entered into in November 2004, we issued to PKM a warrant with a ten-year term to purchase 34,014 shares of our common stock at $1.47 per share.  As a result of anti-dilution adjustments through April 30, 2005, this warrant is exercisable for 80,646 shares at $0.62 per share.  This debt was converted into convertible preferred stock and warrants in April 2005, as described below.

•              On December 31, 2004, we issued $225,000 principal amount of convertible bridge notes due May 31, 2005, to certain accredited investors.  On January 13, 2005, we issued $200,000 principal amount of convertible bridge notes due May 31, 2005, to an accredited investor.  The notes bore interest at the rate of 10 percent per year and were convertible into securities to be issued in our next equity financing.  In April 2005, these notes were converted in connection with the preferred stock financing described below, at 100 percent of the issuance price of such securities.  In consideration of converting at 100 percent rather than 80 percent of the issuance price of the preferred stock, the note holders were permitted to retain the warrants issued to them in connection with the convertible bridge financing.

In connection with the issuance of these notes, we issued five-year warrants to the investors for the purchase of an aggregate of 85,000 shares of common stock.  Such warrants are exercisable to purchase common stock at a price per share of $0.50.  The allocated fair value of the warrants was $79,030 and was accounted for as a discount on the borrowings.  This discount, which was initially presented as a reduction of the carrying value of the debt, was amortized as interest expense through the April 2005 conversion date of the notes.

In connection with these issuances, we paid Tower Finance, Ltd. (“Tower”), a finder, a cash commission equal to 8 percent of the gross proceeds raised from investors introduced to us by Tower and we agreed to issue a five-year common stock purchase warrant to Tower for the purchase of a number of shares equal to 8 percent of the total possible shares issuable to Tower-introduced investors in this financing at an exercise price of $0.625 per share.

These bridge notes were converted into preferred stock and warrants in April 2005 at 100 percent of the issuance price of such securities, as described below.  Because the convertible bridge notes provided a contingent conversion option to the note holders which resulted in a beneficial conversion price when converted, we recorded an interest charge of $68,000 upon conversion of these notes in April 2005.

•              On April 1, 2005, we sold approximately $18.0 million of 5% Series A Convertible Preferred Stock and common stock purchase warrants to a group of private investors, including two major shareholders, one of which, PKM, is controlled by a director of our company.  Included in this amount was the conversion of approximately $4.4 million of existing indebtedness.  On April 1, 2005, pursuant to this agreement, we issued 18,035 shares of 5% Series A Convertible Preferred Stock to accredited investors, warrants for the purchase of 27,052,500 shares of common stock to such investors, and warrants for the purchase in the aggregate of 1,635,960 shares of common stock to our placement agent and a finder.  We agreed to register the shares underlying the preferred stock and the shares underlying the investor warrants under applicable federal and state securities laws.

Each share of preferred stock is convertible into the number of shares of common stock equal to the $1,000 stated value divided by $0.50, subject to anti-dilution adjustments.  As a result, the 18,035 preferred shares sold may be converted into 36,070,000 shares of common stock, subject to anti-dilution adjustments.  The terms of the preferred stock include dividend, protective, liquidation and conversion rights.

In the event of a fundamental transaction, as defined by the Certificate of Designation of Rights and Preferences of 5% Series A Convertible Preferred Stock, such as a merger or sale of our company, the preferred shareholders have the right to require us to redeem the preferred shares at their stated value, including any accrued but unpaid dividends.  In the event of certain defaults, the preferred shareholders have the right to require us to redeem the preferred shares at 110 percent their stated value, including any accrued but unpaid dividends.  As a result of these redemption provisions, the carrying value of these preferred shares are considered to be redeemable and are reported as a

“mezzanine” instrument on our balance sheet at April 30, 2005.  The aggregate liquidation value of these redeemable preferred shares at April 30, 2005, was $18,109,116.  However, the carrying value of this redeemable preferred stock at April 30, 2005, was zero, net of a discount associated with the warrants issued to the preferred shareholders, the placement agent and finder.

The preferred stock was sold along with warrants to purchase a number of shares of common stock equal to 75 percent of the number of shares of common stock initially issuable upon conversion of the preferred shares.  The warrants have a term of five years and are exercisable at $0.50 per share, subject to anti-dilution adjustments.  If the shares issuable upon exercise of the warrants are not registered for resale at the time of exercise, each warrant allows the holder to convert the warrants into common stock without any cash consideration in exchange for the surrender of the remaining shares of common stock otherwise purchasable upon exercise of the warrant.

In the event of a fundamental transaction, as defined by the warrant agreements, such as a merger or sale of our company, the warrants issued to the preferred shareholders, the placement agent and finder provide the warrant holders with the right to put the warrants to us for cash in an amount equal to the fair value of the warrants, as determined using the Black Scholes option pricing model.  As a result of this put right, the warrants are reported at their fair value as a liability on our balance sheet at April 30, 2005, and future changes in the fair value of the warrant will result in charges or benefits to our income or loss from continuing operations.  The fair value of these warrants at April 30, 2005, was $27,992,609.  Because the fair value of these warrants at the closing of the preferred stock sale exceeded the proceeds received in the preferred stock and warrant issuances, we recognized the excess of the fair value of the warrants over the proceeds received (including converted debt) as an interest charge of $4,266,047 in the quarter and fiscal year ended April 30, 2005.  We recognized an additional charge of $5,721,562 to other expense during the fourth quarter and year ended April 30, 2005, to reflect the increase in the fair value of the warrants from the date of the closing through April 30, 2005.

We obtained gross cash proceeds of $13,603,000 at the closing (net of $30,000 in legal fees which were withheld by the lead investor) and converted $4,402,000 of indebtedness into the above-referenced convertible preferred stock and warrants.  We paid a placement agent cash commissions of $573,000, we repaid an outstanding debt obligation (including accrued interest) to PKM of $502,708, and we paid a finder’s fee of $244,980.  We also paid legal and administrative expenses of $18,086 incurred by PKM in this transaction.

Analysis

We expect that our operating losses and negative operating cash flow will continue through at least fiscal year 2007 as we continue adding staff to support the development and launch of our atrial fibrillation technology.  We anticipate that our sales and marketing and general and administrative expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon progress on our product development projects, the length of time required to obtain regulatory approvals, the speed at which we are able to expand our distribution capability in domestic and international markets and the availability of financing.

Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•              Commercial sales of our ATRILAZE system and new products are not achieved;

•              Operating losses exceed our projections;

•              Our manufacturing and development costs or estimates prove to be inaccurate;

•              We determine to acquire, license or develop additional technologies; or

•              We experience difficulty in gaining U.S. market acceptance or delays in obtaining FDA clearance.

We cannot assure you that our efforts to enter the cardiac tissue ablation market will:

•              Be attainable;

•              Be profitable;

•              Reduce our reliance upon financing transactions; or

•              Enable us to continue operations.

The amount of capital needed for fiscal years 2006 and 2007 is difficult to estimate and will be dependent on the introduction of the ATRILAZE system for open-heart procedures and development costs the ATRILAZE system for stand-alone, minimally invasive procedures.

We cannot assure you that we will be able to raise sufficient additional capital on terms that we consider acceptable, or at all.  The terms of any equity financing are expected to be highly dilutive to our existing security holders.  The delisting of our securities from the Nasdaq SmallCap Market that occurred in March 2003 negatively affects our ability to raise capital.  In addition, the report of our independent registered public accounting firm for fiscal years 2004 and 2005 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.  If we are unable to obtain adequate financing on acceptable terms, we will be unable to continue operations.

Commitments and Contingent Liabilities

Product Liability Contingency.  In March 2005, we became aware that a patient who was utilizing our heart valve had died.  We have not received any claims related to this matter but believe that any such claim would be covered by our existing liability insurance.  Based upon the expectation that insurance will cover the cost of any claims after our payment of the deductible, we do not expect the ultimate resolution of this matter to have a material effect on our financial position, results of operations or cash flows.

Related Party Lease Obligation.  On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota, to PKM.  In connection with the transaction, we received total consideration of $3.84 million consisting of (1) $1.0 million in cash, (2) PKM’s assumption of our $2.5 million outstanding indebtedness to Associated Bank which eliminated our indebtedness to Associated Bank, and (3) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.

We simultaneously leased back our facility pursuant to a ten-year lease, with options to renew and an option to repurchase the facility.  We continue to utilize the facility as we did prior to the financing transaction.  We are in discussions with PKM about seeking a buyer for the property to facilitate our release from the remaining eight years of the lease, thereby permitting us to relocate to a more cost-effective facility.  In July 2005, PKM listed the building for sale.  We have an agreement with PKM that releases us from our lease if the building sells above a certain price.  However, there can be no assurance the building will be sold and that we will be successful in obtaining a release from our lease.

Clinical Studies.  We entered into agreements with several large institutions to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreements run through fiscal year 2006.  In general, recipients of clinical study payments are required to utilize our products in order to complete their studies and collect and submit data according to a study protocol.  As of April 30, 2005, we had accrued, but not paid, $10,300 for clinical study payments.  In April 2005, we announced our exit from the mechanical heart valve business.  We have assigned any financial responsibility for studies outside the United States to our former distributors.

Accrued Severance.  As part of the change in our strategic plan, we have changed personnel and eliminated certain positions, we are making severance payments to former officers and employees.  As of April 30, 2005, our remaining obligations totaled $24,834.  We expect to complete making these severance payments by August 2005.

Total
Restructuring charges	$214,000
Cash usage	—
Balance as of July 31, 2004	$214,000
Adjustments to provision	46,000
Cash usage	93,239
Balance as of October 31, 2004	$116,761
Adjustments to provision	48,000
Cash usage	116,808
Balance as of January 31, 2005	$97,953
Cash usage	73,119
Balance as of April 30, 2005	$24,834

Atrial Fibrillation Technology Purchase Agreement.  In August 2003, we entered into a technology purchase agreement with LightWave and its principals relating to the acquisition of LightWave’s interests in technology consisting of a catheter/probe containing elements of optical fiber, coolant passages and other features for the purpose of delivering laser energy to the epicardial surface of the heart for treatment of atrial fibrillation.  We paid LightWave an initial standstill payment consisting of 15,000 shares of our common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in 2004 and 2005.  We will be obligated to pay $125,000 to LightWave within 45 days after the first commercial sale of our product in the United States or Europe to two or more parties and $385,000 within 45 days following our achievement of $1,500,000 of cumulative gross sales of disposable products.  In addition, during fiscal year 2004, we issued to LightWave a warrant for the purchase of 25,000 shares at closing and, during fiscal year 2005, a warrant for the purchase of 25,000 shares upon receiving FDA 510(k) clearance.  In addition, we are obligated to issue a warrant for the purchase of 25,000 shares upon a receipt of a U.S. utility patent covering the product and a warrant for the purchase of 25,000 shares upon the first commercial sale of our product.

Following the first commercial sale, we have agreed to pay LightWave payments equal to 6 percent of net sales of the LightWave product in countries in which we obtain patent protection and 4 percent of net sales of the LightWave product in territories in which there is no patent protection.

Commencing with the second year following our first commercial sale, we have agreed to pay minimum annual payments as follows:

Year Following Commercialization	Minimum Annual Payment
2	$50,000
3	$75,000
4	$100,000
5	$200,000
6	$300,000
7	$350,000
8	$350,000
9	$400,000
10	$500,000

We are obligated to pay payments for a period of ten years following the first commercial sale.  Our technology purchase agreement with LightWave contains other customary conditions, including mutual indemnification obligations.  LightWave and two of its principals have agreed to certain noncompetition obligations, nondisclosure obligations, certain obligations to assign new developments or inventions relating to the acquired technology to our company.  We have agreed to use our reasonable commercial efforts to commercialize the technology within three years following the acquisition of the technology from LightWave.  If we fail in any year to pay minimum annual payments, we may be obligated to grant LightWave a nonexclusive right to use the technology acquired from LightWave, or pay LightWave the difference between payments actually made and minimum payments due for a given year.

The following table summarizes our contractual obligations as of April 30, 2005:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years

Related Party Lease Obligation(1)	$3,059,100	$370,800	$741,600	$1,946,700
Clinical Studies	10,300	10,300
Accrued Severance	24,834	24,834
TOTAL CONTRACTUAL OBLIGATIONS	$3,094,234	$405,934	$741,600	$1,946,700

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

Our general investing policy is to limit market and credit risk and the risk of principal loss.  All liquid investments with original maturities of three months or less are considered to be cash equivalents.  Our cash equivalents at April 30, 2005, consisted only of cash and money market funds.

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

We have a history of losses and no assurance of future profitability.  We have incurred losses in each of the last nine fiscal years.  We had net losses of $19,094,872 for the fiscal year ended April 30, 2005, and $6,238,990 for the fiscal year ended April 30, 2004.  We expect to continue to incur substantial losses for fiscal year 2006 as we exit the heart valve business and continue development of new products.  As of April 30, 2005, we had an accumulated deficit of $42,406,957.  In April 2005, we completed a private sale of $13.6 million of 5% Series A Convertible Preferred Stock and converted approximately $4.4 million of debt into shares of preferred stock.  We estimate that this new funding will provide us with sufficient capital for operations through the second quarter of fiscal year 2007 to develop and launch products within our ATRILAZE system for ablation of cardiac tissue, a procedure used for surgical treatment of atrial fibrillation.  Substantial additional financing will be needed beginning in the second half of fiscal year 2007 to build market share for our ATRILAZE system and to respond to competitive pressures or unanticipated requirements.  Our failure to obtain such financing when required could adversely affect our competitive position and results of operations.  We will incur additional losses until we are able to introduce new products and generate substantial revenues, while maintaining reasonable expense levels, all of which involve uncertainty.  In addition, the report of our independent registered public accounting firm for fiscal years 2004 and 2005 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

As a result of our exit from the mechanical heart valve business, our revenue in fiscal year 2005 substantially decreased.  We do not expect to realize significant revenue until we introduce new products to the marketplace.  In November 2004, we decided to cease manufacture of mechanical heart valves.  In April 2005, we decided to exit the mechanical heart valve business.  As a result, our revenues from heart valve sales, our primary source of sales to date have declined significantly and ceased in the second quarter of calendar year 2005.  Due to our recent entry into the atrial fibrillation market, we do not expect to generate substantial revenues until the third quarter of fiscal year 2007, at the earliest.  Even if we begin to recognize revenues from our ATRILAZE system, it may be several years, if ever, before we achieve profitability and positive cash flow.  If we do achieve profitability, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our 2005 private placement of convertible preferred stock and warrants has resulted in a concentration of ownership.  Investors in our April 2005 private placement own preferred stock and warrants that, if all such securities were converted into, or exercised for the purchase of, common stock, would represent aggregate ownership of more than 85 percent of the outstanding common shares of our company.  A major portion of the equity securities sold in the private placement were acquired by PKM Properties LLC (“PKM”), an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities.  Should these shareholders convert their preferred shares or exercise their rights to acquire our common stock pursuant to warrants and agree to vote in concert, they would control our company.  To our knowledge, these investors have not acted as a group in seeking, negotiating or making their investment in our company and consider themselves independent investors.  Even though each investor, other than PKM, is contractually precluded from acquiring more than 9.999 percent of our common stock at any one time, should the investors seek to convert their preferred stock or exercise their warrants, they could act in concert with respect to the common shares they would acquire, and would thus control our company.

The conversion of our preferred stock or the exercise of warrants issued to investors in the April 2005 private placement may depress the price of our common stock and substantially dilute the ownership interests of existing common shareholders.  If the holders of our preferred stock were to convert their preferred stock and exercise their warrants, as of April 30, 2005, they would own an aggregate of more than 85 percent of our common stock, in addition to any shares they may now or in the future own.  If they convert their preferred stock into shares of common stock or exercise their warrants and sell their shares into the market, these sales could lower the market price of our common stock and dilute the holdings of existing common shareholders.  In addition, in certain circumstances we may choose to pay the 5 percent per year dividend on the preferred shares, which is payable on a quarterly basis, by adding the same to the stated value of preferred stock, in which case additional dilution would result.  Dilution or the potential for dilution could also materially impair our ability to raise capital through the future sale of equity securities.

The issuance of additional equity securities in a future financing could trigger the anti-dilution provisions of our outstanding convertible preferred stock and warrants.  If we were to issue additional equity securities at a per share price lower than the current conversion price of the preferred stock, or the exercise price of the warrants issued with the preferred stock, then the conversion price of the preferred stock and the exercise price of such warrants would automatically adjust downward to be equal to the common stock equivalent price of such newly-issued securities and an additional charge would be recorded.  While we have no plans to issue securities in a manner that would trigger these anti-dilution provisions, we could elect to do so in the future or be required to do so in order to finance the company.  The full details of these anti-dilution provisions are contained in the Certificate of Designation of Rights and Preferences of 5% Series A Convertible Preferred Stock, which is a part of our Restated Articles of Incorporation.

Holders of our preferred shares have certain rights to require us to redeem their preferred shares and warrants, and the placement agent and finder who received warrants in our April 2005 private placement also have rights to require us to redeem those warrants, thereby resulting in a liability related to the warrants on our balance sheet.  Future increases in the fair value of the foregoing warrants will result in charges to our results of operations.  In the event of certain fundamental transactions such as a sale or merger, the preferred shareholders have the right to require us to redeem the preferred shares at their stated value, including any accrued but unpaid dividends.  In the event of certain defaults, the preferred shareholders have the right to require us to redeem the preferred shares at 110 percent of their stated value, including any accrued but unpaid dividends.  As a result of these redemption provisions, these preferred shares are considered to be redeemable and are reported as a “mezzanine” instrument on our balance sheet.  The expected carrying value of this redeemable preferred stock at April 30, 2005, was reduced by the carrying value of the warrants described below.  The aggregate liquidation value of these preferred shares at April 30, 2005, was $18,109,116.  In the event of a sale or merger transaction, the warrants issued to the preferred shareholders and the placement agent and finder provide them with the right to put the warrants to us for cash in an amount equal to the fair value of the warrants, as determined using the Black Scholes option pricing model.  As a result of this put right, the warrants are reported at their fair value of $27,992,609 as a liability on our balance sheet at April 30, 2005, and future changes in the fair value of the warrants will result in charges or benefits to our results of operations.

If we fail to register and maintain registration for the common stock issuable upon conversion of the preferred stock and exercise of warrants sold with the preferred stock, including shares issuable pursuant to the anti-dilution provisions of such securities, we face substantial monetary charges.  In connection with our April 2005 private placement, we entered into a registration rights agreement in which we agreed to prepare and file with the SEC by a certain filing date, a registration statement which registers common stock issuable upon conversion of the preferred stock and exercise of the warrants, which registration statement must be made effective by certain specific dates and maintained effective throughout a period of up to five years.  We may also be obligated to file additional registration statements with respect to our shares and, potentially, additional shares issuable pursuant to the terms of the preferred stock.  If we fail to file any registration statement by a required filing date, or a registration statement is not declared effective by a specified effectiveness date, or after an effective date, the registration statement ceases to be effective and available to the holders of the securities that were registered for more than an aggregate of 40 trading days in any consecutive 12 month period, then in addition to other rights which such holders may have against us under applicable law, we are obligated to pay as liquidated damages to such holders for each calendar month or portion thereof an amount equal to 1.5 percent of the aggregate amount originally invested by these investors until we satisfy the requirements of the registration rights agreement.  For example, a failure to maintain a registration statement effective in accordance with the requirements of the registration rights agreement would cost our company approximately $9,000 per day for each day we fail to satisfy our obligations under such agreement.  In addition, if we fail to file and maintain such registration statements, our preferred shareholders may be able to require us to redeem their preferred stock for cash at 110 percent of the stated value of the preferred stock.

We estimate that our current capital resources will fund our operations through mid-fiscal year 2007, but we will require substantial additional financing, which may be difficult to obtain.  Our failure to obtain necessary financing or doing so on unfavorable terms could adversely affect our product development program and marketing efforts.  Our future capital requirements will depend on many factors, including:

•              The cost of product development, such as outsourced design and engineering services, and product prototyping;

•              The timing of, and the costs involved in, obtaining regulatory approvals;

•              The cost of enhancing and protecting our intellectual property portfolio;

•              The cost of manufacturing and related outsourced services;

•              The cost of commercialization, including product demonstration, promotion and marketing;

•              The need to upgrade corporate systems and hardware;

•              The cost of building inventory to support sales;

•              The costs involved in any patent infringement actions that we initiate or that are brought against us by third parties;

•              Our ability to establish and maintain collaborative arrangements;

•              Our advancement of other product candidates into development;

•              Potential acquisition or licensing of other products or technologies; and

•              The cost of cash payments of quarterly dividends due to holders of our preferred stock.

Additional financing may not be available to us when we need it and it may not be available on favorable terms.  If we are unable to obtain adequate financing on a timely basis, we may be required to significantly curtail or cease product development.  We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products which we would otherwise pursue on our own.  If we raise additional funds by issuing equity securities, our then-existing shareholders will experience ownership and/or share price dilution and the terms of any new equity securities may have preferences over our common stock.

We may be unsuccessful in our efforts to shift our business model to target high growth markets in cardiovascular surgery.  By changing our focus from mechanical heart valves to cardiac ablation products, we hope to reduce our reliance upon financing transactions, which may not be available to us in the future.  We cannot, however, assure you that our efforts to change our product offerings will:

•              Be attainable;

•              Be profitable;

•              Reduce our reliance upon future financing transactions; or

•              Enable us to continue operations.

Our products under development for the stand-alone, minimally invasive treatment of atrial fibrillation are critical to our success.  We acquired technology for the ablation of cardiac tissue to treat atrial fibrillation in the open-heart surgery setting in August 2003.  During the next 12 to 18 months we intend to develop products for minimally invasive (closed-chest, beating heart) ablation of cardiac tissue to treat atrial fibrillation.  We cannot assure you that we will be able to design, develop and commercialize such products.  We may need to secure or license technology from other companies in order to complete our products.  There can be no assurance that if such licenses are needed, they will be available on satisfactory economic terms.

We can give no assurance that our ATRILAZE system will be equal to or superior to other systems for the ablation of cardiac tissue.  Our ATRILAZE system is based upon the use of laser energy to ablate cardiac tissue.  Although laser energy has been used widely in various cardiac procedures, and we have obtained FDA 510(k) clearance to use the ATRILAZE system for cardiac tissue ablation, we have not yet conducted comparative studies in a human clinical setting.  Accordingly, these can be no assurance that the ATRILAZE system will be clinically effective or commercially accepted.

We cannot assure you that use of the ATRILAZE system for the treatment of atrial fibrillation will gain physician acceptance.  A limited number of cardiovascular surgeons and cardiologists can influence medical device selection and purchase decisions for a large portion of the target cardiovascular surgery patient population.  We cannot assure you that ATRILAZE will gain any significant degree of physician acceptance, or that users will accept our system as preferable to alternative products or methods of treatment.  Physician acceptance of ATRILAZE depends upon our ability to demonstrate the clinical advantages of such system.

Several major corporations have announced business acquisitions and programs to develop products to treat atrial fibrillation.  These corporations include Guidant Corp, St. Jude Medical, Inc., Edwards Lifesciences, LLC and Medtronic, Inc.  These corporations have resources significantly greater than MedicalCV to aid in their product development efforts.  These corporations are well known in the cardiovascular surgery market and have large, well-trained sales forces.  One or more of these corporations could introduce successful products before we do or introduce more innovative products.  We cannot assure you that even if we introduce a product for minimally invasive treatment of atrial fibrillation that we will be able to effectively compete against these or other corporations.

Ablation of cardiac tissue is one approach to treating atrial fibrillation.  Large pharmaceutical companies market drugs for the treatment of atrial fibrillation.  There may be other surgical, electro-physiological or biological treatments developed for atrial fibrillation.  We cannot assure you that even if we introduce a product for minimally invasive treatment of atrial fibrillation that drug, biopharmaceutical, or other alternative technologies will not be introduced that would make our product noncompetitive or obsolete.

We may be unable to establish and protect our proprietary rights which are critical to our success in developing products for the treatment of atrial fibrillation.  We have no patents issued to us covering our soft tissue ablation products.  We have submitted eight U.S. patent applications and one foreign patent application as of April 30, 2005, covering products we have designed for use in treating atrial fibrillation.  We expect to seek patent protection for additional products that we may develop in the future.  Our success will depend, in part, on our ability to protect our products and to manufacture and sell them without infringing the rights of third parties.  The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, are highly uncertain.  In addition, the laws of many countries may not afford protection for our proprietary rights to the same extent as U.S. laws.  We cannot assure you that:

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

Furthermore, we cannot assure you that others have not developed or will not develop products that may duplicate our products or manufacturing processes, or that others will not design around our patents.  Other parties may independently develop or otherwise acquire substantially equivalent techniques, gain access to our proprietary technology or disclose such technology.  In addition, whether or not we obtain additional patents, others may hold or receive patents covering components of products we independently develop in the future.

We may be subject to claims that we infringe the intellectual property rights of third parties, which could adversely affect the sale of our products and our financial condition.  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights.  Litigation, which would likely result in substantial cost to us, may be necessary to enforce any patents issued or licensed to us and/or to determine the scope and validity of others’ proprietary rights.  Our competitors hold issued patents which may result in claims of infringement against us or other patent litigation.  We also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to determine the priority of inventions.

We are aware of patents issued to our competitors and are aware that these competitors have patent applications pending.  These patents and applications could become the basis for infringement claims against us.  On May 2, 2005, we received a letter from Edwards Lifesciences, LLC (“Edwards”) concerning our ATRILAZE soft tissue ablation products, which are the subject of some of our patent applications.  Edwards does not claim that our products infringe any of its patents.  Edwards’ letter calls to our attention six of its patents and requests us to comment on how our products differ from the claimed methods and apparatus of the six specified Edwards patents.  We have reviewed the specified Edwards patents and discussed them with our patent counsel, and believe that our ATRILAZE system does not infringe any of these patents.  Legal proceedings brought against us by competitors alleging that our products infringed their patents, whether with or without merit, could be time-consuming for our management and employees, result in costly litigation, cause product shipment delays, require us to pay damages or settlement amounts, or require us to:

•              Cease manufacturing and selling the product in question, which could seriously harm our business;

•              Enter into royalty-bearing licensing agreements; or

•              Design commercially acceptable non-infringing alternative products.

We cannot assure you that we would be able to obtain licensing agreements, if required, on terms acceptable to us or at all, or that we would be able to develop commercially acceptable non-infringing alternative products.  Our failure to do so could have a material adverse effect upon our business, financial condition, operating results and cash flows.

If patients allege that the use of our cardiovascular surgery devices injured them, we may face substantial product liability claims.  Substantial product liability litigation exists within the medical device industry.  Our products are used in cardiovascular surgery, and their failure may result in patient injury or death.  We have had product liability claims asserted against us in the past, which were resolved under our insurance coverage without significant financial cost to us.  We cannot assure you, however, that future product liability claims will not exceed the limits of our insurance coverage or that such insurance will continue to be available to us on commercially reasonable terms, or at all.  Consequently, a product liability claim or other claim with respect to uninsured liabilities, or in excess of insured liabilities, could have a material adverse effect on our business, financial condition, operating results and cash flows.  In addition, adverse publicity resulting from product liability litigation may materially adversely affect us regardless of whether the claims are valid or whether we are liable.  Furthermore, these claims would likely divert our financial and management resources that would otherwise be used to benefit the future performance of our operations.

In addition to new products, we sold more than 50,000 mechanical heart valves between 1992 and 2005.  We assume that a majority of the patients who received our heart valves are still alive.  If any of these patients were to have a problem with a heart valve, they could assert claims for damages against us.  In April 2005, we placed our products liability insurance with a new insurance carrier.  Our new policy provides us with potential coverage for claims of up to $5,000,000 per occurrence and in the aggregate per policy year.  Concurrently, we purchased a three-year extended reporting coverage endorsement from our former carrier which was unwilling to renew our coverage on the previous terms.  The extended reporting period coverage will allow us to seek coverage under the prior policy for products claims arising from occurrences which took place during such policy period but which were not asserted against us during the previous policy period.

In March 2005, it was reported to us that one of our valves implanted in a patient did not perform and was replaced.  The patient subsequently died.  This event has been reported to our insurer.  If a claim is asserted against us, we intend to rely upon the policy with the extended reporting period endorsement described above.  We believe any claim brought will be covered by such policy after our payment of the deductible, although there can be no assurance that any coverage will be available or adequate if a claim is asserted.

Key employees could leave our company at any time, thereby adversely affecting our product development and profitability.  We depend heavily on the technical knowledge and industry expertise of our management team.  The development and execution of our business plan depends upon these individuals.  We do not have employment agreements with most of our key employees.  The departure of key people could materially and adversely affect our business, financial condition, operating results and cash flows.

We may be unable to recruit, motivate and retain qualified employees.  Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including those who concentrate in research and development, sales, marketing and manufacturing, to keep pace with our product development schedules.  Even though we have not experienced shortages of qualified people to date, qualified individuals needed to fill these positions could be in short supply in our market.  Our inability to recruit, motivate and retain such individuals may delay the planned launch of new products, including the recruitment of individuals to develop our cardiac ablation products, or result in high employee turnover, either of which could have a material adverse effect on our business, financial condition, operating results and cash flows.  Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees.

Our ability to attract and retain our management team, research, development, clinical, medical device sales personnel and others depends to some extent on our continued ability to issue stock options or other forms of equity compensation awards.  We will be required to record compensation expense in our financial statements beginning in our fiscal year 2007, which could harm our future reported operating results and cause unexpected fluctuations in our expenses.  In April 2005, we issued options to key members of our management team for the purchase of an aggregate of 6,665,675 shares of common stock.  These options will vest over a four-year period commencing April 1, 2006.  While we expect to grant additional stock options to current management personnel and other key employees after their hire dates to provide additional incentives to remain with us, their initial grants are usually much larger than subsequent grants.  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which will apply to us after April 30, 2006.  SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires such transactions be accounted for using a fair-value-based method and the resulting cost to be recognized in the financial statements over the option vesting periods.  Recording compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported financial results, particularly if we grant a significant number of options to our employees in future periods.

We may need to fund multiple research studies throughout the lifecycle of each of our products, providing statistically significant scientific data to regulatory agencies and cost effectiveness data to third party payers.  The FDA, foreign regulatory agencies and third party health care payers may require scientific clinical outcomes data and cost effectiveness data.  We will need to provide this data throughout our products’ lifecycles.  Payers and governmental agencies may change the frequency and breadth of clinical research required, potentially significantly increasing our costs.  Without adequate positive outcomes data that demonstrate advantages from the use of our ATRILAZE system, we may not achieve any significant market penetration.  We cannot assure you that our outcomes data will be adequate to meet present or future medical device utility requirements.  If our outcomes data does not meet such requirements, we may be unable to sell our products or obtain third party reimbursement for the costs of our products.

Substantial government regulation in the U.S. and abroad may restrict our ability to sell our ATRILAZE system, or other products.  The FDA and comparable regulatory authorities in foreign countries extensively and rigorously regulate our products, product development activities and manufacturing processes.  In the U.S., the FDA regulates the introduction of medical devices as well as the manufacturing, labeling and record-keeping procedures for such products.  We are required to:

•              Obtain clearance before we can market and sell medical devices;

•              Satisfy content requirements applicable to our labeling, sales and promotional materials;

•              Comply with manufacturing and reporting requirements; and

•              Undergo rigorous inspections.

The process of obtaining marketing clearance for new medical devices from the FDA can be costly and time consuming.  For example, the premarket clearance process can require numerous years to complete.  We cannot assure you that our future products will obtain FDA clearance on a timely basis, or at all.  Our products must also comply with laws and regulations of foreign countries in which we market such products.  In general, the extent and complexity of medical device regulation is increasing worldwide.  This trend may continue, and the cost and time required to obtain marketing clearance in any given country may increase as a result.  We cannot assure you that our products will obtain any necessary foreign clearances on a timely basis, or at all.

Once medical devices are cleared for sale, regulatory authorities may still limit the use of such products, prevent the sale or manufacture of such products or require a recall or withdrawal of such products from the marketplace.  Following initial clearance from regulatory authorities, we continue to be subject to extensive regulatory requirements.  Government authorities can withdraw marketing clearance due to our failure to comply with regulatory standards or due to the occurrence of unforeseen problems following initial clearance.  Ongoing regulatory requirements are wide-ranging and govern, among other things:

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

We may be subject to fines, penalties or injunctions if we are determined to be promoting the ATRILAZE system for unapproved, “off-label,” or new uses, or making false, misleading or unsubstantiated claims, which would harm our operating results and reduce the value of your investment.  Our promotional materials and training methods for physicians must be in compliance with FDA and other applicable regulations.  FDA regulations prohibit us from promoting or advertising the ATRILAZE system for uses not within the scope of our clearances and from making unsupported safety or effectiveness claims.  These determinations can be subjective and the FDA may disagree with our promotional claims.  The ATRILAZE system has been cleared for the ablation of soft tissue, including cardiac tissue, and for no other indication.  If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, or makes false or misleading claims or claims not supported by adequate scientific data, the agency could subject us to serious enforcement sanctions and/or limit the promotional claims that we are permitted to make for the ATRILAZE system.  The FDA typically does not permit promotional claims for a device based upon physician reports and other anecdotal data.  There can be no assurance, therefore, that the FDA would agree that any independent peer-reviewed studies are scientifically adequate to support the claims we make for the ATRILAZE system, such as low complication rates and minimal post-surgical pain and bruising.  Furthermore, the FDA may require that we obtain a new 510(k) clearance or PMA approval in order to make performance or clinical outcome claims for the ATRILAZE system.  The FDA also may limit or prohibit claims based on comparison of the ATRILAZE system versus other surgical cardiac tissue ablation technologies and devices in the absence of a scientifically valid head-to-head clinical trial or other adequate supporting data.  Any legal limitations on the promotional claims we may make for the ATRILAZE system could adversely affect our sales.

As a medical device manufacturer, we are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties.  A challenge to or investigation into our practices under these laws could cause adverse publicity, be costly to respond to, and harm our business.  A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services.  These laws limit the kinds of financial arrangements, including sales programs, we are allowed to have with physicians, surgery centers, hospitals or other potential purchasers of the ATRILAZE system.  Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent, or for items or services that were not provided as claimed.  Anti-kickback and false claims laws prescribe potentially substantial civil and criminal penalties for noncompliance.  Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and be costly to respond to, and thus could harm our business and results of operations.

The uncertainty of third party reimbursements and possible health care reforms may adversely affect us.  Our ability to market products successfully in the U.S. depends in part on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health insurers, health maintenance organizations and other third party payers.  Payers may challenge the need for, and prices of, medical products and services.  Payers may deny reimbursement for procedures that they deem experimental or for devices used in ways other than as cleared by the FDA or stated in their indications for use.  With respect to our products, some payers could deny coverage until the medical profession generally accepts the devices.  The inability of hospitals and other providers to obtain reimbursement from third party payers for our products would have a material adverse impact on our business, financial condition, operating results and cash flows.  Health care reform may also impact sales of new products in the U.S. Reforms may include:

•              Mandated basic health care benefits;

•              Controls on health care spending through limiting the growth of private health insurance premiums and Medicare and Medicaid spending; and

•              Fundamental changes to the health care delivery system.

We anticipate that the U.S. Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will likely continue in the future.  Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on our ability to market our current and future products.  Laws resulting from such reform initiatives could adversely impact our business, financial condition, operating results and cash flows.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.  As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports, including Annual Reports on Form 10-KSB, which we file.  In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal controls over financial reporting.  We do not expect to be subject to these requirements for the fiscal years ending April 30, 2005 or April 30, 2006, so long as our market capitalization does not exceed $75 million as of the end of the second quarter of fiscal year 2006.  We are evaluating our internal controls over financial reporting in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ending April 30, 2007.

While we expect to expend significant resources during fiscal years 2006 and 2007 in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we will not comply with all of the requirements imposed thereby.  At present, there is no precedent available with which to measure compliance adequacy.  Accordingly, there can be no assurance that we will not receive an adverse report on our assessment of our internal controls over financial reporting and/or the operating effectiveness of our internal controls over financial reporting from our independent registered public accounting firm.

In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

In addition to the above, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements.  In that event, the market for our common stock could be adversely affected.  In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

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

A limited public market exists for our common stock.  We cannot assure you that there will be an active public market for our common stock.  Previously, units of our securities, consisting of common stock and Class A Warrants, were listed on The Nasdaq SmallCap Market under the symbol “MDCVU” following completion of our initial public offering in November 2001.  In March 2003, our units were delisted from The Nasdaq SmallCap Market because we failed to satisfy the minimum shareholders’ equity requirement for continued listing and because the bid price of our units had fallen below $1.00 for 30 consecutive trading days.  Thereafter, our units traded on the OTC Bulletin Board until the expiration of the Class A Warrant component of such units on November 20, 2004.  Due to lack of market makers, our common stock did not trade between November 19, 2004 and December 20, 2004.  Our common stock resumed trading on the OTC Bulletin Board under the symbol “MDCV” on December 21, 2004.

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

Minnesota law, our outstanding preferred stock and our ability to issue additional preferred stock could deter a take-over or acquisition of our company.  Our articles of incorporation authorize the issuance of shares of preferred stock.  Our board of directors, without any action by our shareholders, is authorized to designate and issue the preferred stock in such classes or series, as it deems appropriate and establish the rights and privileges of such shares, including liquidation and voting rights.  In March 2005, our board of directors created and designated 19,000 shares of 5% Series A Convertible Preferred Stock, of which 18,035 shares were issued on April 1, 2005.  The outstanding preferred stock, coupled with our ability to designate and issue additional preferred stock having preferential rights over our common stock, could adversely affect the voting power and other rights of holders of common stock.  We are also subject to the Minnesota Business Corporation Act, which includes provisions that limit the voting rights of persons acquiring specified percentages of shares of an issuing public corporation in a “control share acquisition” and restrict “business combinations” between issuing public corporations and specified persons acquiring their securities.  The outstanding preferred stock, coupled with our ability to issue additional preferred stock and the application of the provisions of Minnesota law discussed above, could impede or deter another party from making a tender offer or other proposal to acquire our company.

Our affiliated shareholders have significant control over our company, which could reduce your ability to receive a premium for your securities through a change in control.  As of July 14, 2005, officers and directors of our company beneficially owned approximately 62.5 percent of our outstanding common stock.  As a result, they can control our company and direct our affairs, including the election of directors and approval of significant corporate transactions.  This concentration of ownership could also delay, defer or prevent a change in control of our company, and make some transactions more difficult or impossible without their support.  These transactions might include proxy contests, tender offers, open market purchase programs or other share purchases that could give our shareholders the opportunity to realize a premium over the then prevailing market price of our securities.  As a result, this concentration of ownership could depress the price of our securities.

ITEM 7           FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MedicalCV, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of MedicalCV, Inc. at April 30, 2005 and April 30, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained losses and negative cash flows from operations in recent years and will require additional funds to finance its working capital and capital expenditure needs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
July 8, 2005

MEDICALCV, INC.

Balance Sheets

	April 30,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$10,637,796	$659,856
Prepaid expenses and other assets	199,978	160,520
Current assets of discontinued operations	875,648	4,065,395
Total current assets	$11,713,422	$4,885,771

Property, plant and equipment, net	827,791	921,445
Deferred financing costs, net	58,226	74,605
Other long-term assets	30,798	—
Non-current assets of discontinued operations	367,799	214,173
Total assets	$12,998,036	$6,095,994

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$399,588	$175,833
Current portion of related party lease obligations	311,155	288,995
Note payable	—	485,708
Accrued expenses	179,095	226,414
Current liabilities of discontinued operations	202,595	1,363,272
Total current liabilities	$1,092,433	$2,540,222
Long-term debt with related parties	—	3,443,333
Fair value of puttable warrants	27,992,609	—
Related party lease obligations, less current portion	2,824,977	3,166,425
Total liabilities	$31,910,019	$9,149,980

Commitments and contingencies

5% series A, convertible preferred stock; $.01 par value; 19,000 shares authorized; 18,035 and 0 shares issued and outstanding as of April 30, 2005 and 2004, respectively. Aggregate liquidation value, $18,109,116 at April 30, 2005	—	—

Shareholders’ deficit:
Common stock; $.01 par value; 95,000,000 shares authorized; 10,849,583 and 9,189,933 shares issued and outstanding as of April 30, 2005 and 2004, respectively	$108,496	$91,899
Additional paid-in capital	23,386,478	20,168,133
Deferred stock-based compensation	—	(1,933)
Accumulated deficit	(42,406,957)	(23,312,085)
Total shareholders’ deficit	$(18,911,983)	$(3,053,986)
Total liabilities, convertible preferred stock and shareholders’ deficit	$12,998,036	$6,095,994

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Operations

	Year Ended April 30,
	2005	2004
Operating expenses, continuing operations:
Sales and marketing	$1,109,801	$—
General and administrative	4,070,123	2,395,062
Engineering and regulatory	1,581,016	910,646
Total operating expenses	$6,760,940	$3,305,708
Loss from operations	$(6,819,193)	$(3,305,708)
Other (expense) income:
Interest expense	(5,618,230)	(918,027)
Interest income	22,994	4,993
Other (expense) income	(5,715,347)	(1,229,824)
Total other expense	$(11,310,583)	$(2,142,858)

Loss from continuing operations	$(18,071,523)	$(5,448,566)
Loss from discontinued operations	(1,023,349)	(790,424)
Net Loss	$(19,094,872)	$(6,238,990)

Basic and diluted loss per share-Continuing Operations	$(1.70)	$(0.68)
Basic and diluted loss per share-Discontinued Operations	(0.09)	(0.10)
Basic and diluted net loss per share	(1.79)	(0.78)

Weighted average shares used in computing basic and diluted net loss per share	10,653,492	8,046,736

MEDICALCV, INC.

Statements of Cash Flows

	Year Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(19,094,872)	$(6,238,990)
Adjustments to reconcile net loss to net cash used in operating activities:	0
Depreciation	315,225	314,056
Provision for doubtful accounts	220,281	12,649
Provision for inventory obsolescence	2,573,656	125,563
Common stock sold below market value to director	—	63,428
Warrant expense related to purchase of technology	18,373	38,930
Common stock issued for services	128,075	34,000
Stock-based compensation	249,729	75,592
Interest and other expense related to issued warrants and amortization of loan origination costs	5,117,929	1,726,268
Increase in fair value of puttable warrants	5,721,562	—
Changes in assets and liabilities:
Accounts receivable	717,829	(35,055)
Inventories	(283,622)	138,352
Prepaid expenses and other assets	(271,928)	(27,960)
Accounts payable	(906,964)	603,443
Accrued expenses	(43,610)	(546,868)
Net cash used in operating activities	$(5,538,337)	$(3,716,592)

Cash flows from investing activities:
Purchase of property, plant and equipment	$(218,666)	$(81,434)
Proceeds from the sale of property, plant and equipment	23,123	—
Net cash used in investing activities	$(195,543)	$(81,434)

Cash flows from financing activities:
Borrowing on long-term debt	1,425,000	3,150,000
Payments of term debt	(1,000,000)	(150,000)
Deferred financing costs	—	(11,616)
Proceeds from the issuance of common stock and warrants	2,000,608	1,618,424
Proceeds from the issuance of preferred stock and warrants	13,603,000	—
Proceeds from option exercise	2,500	—
Principal payments under capital lease obligations	—	(42,069)
Principal payments under related party lease obligations	(319,288)	(291,084)
Net cash provided by financing activities	$15,711,820	$4,273,655

Net increase in cash and cash equivalents	9,977,940	475,629
Cash and cash equivalents at beginning of year	659,856	184,227
Cash and cash equivalents at end of period	$10,637,796	$659,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$457,342	$396,442
Non-cash financing services:
Related party and other debt converted to preferred stock	4,368,333	—
Accrued interest converted to preferred stock	33,667	—

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Changes in Shareholders’ Equity (Deficit)

			Additional	Deferred
	Common Stock		Paid-In	Stock Based	(Accumulated
	Shares	Amount	Capital	Compensation	Deficit)	Total

Ending Balance, April 30, 2003	7,843,834	$78,438	$16,613,337	$(4,610)	$(17,073,095)	$(385,930)

Net Loss					(6,238,990)	(6,238,990)
Amortization of stock-based compensation				2,677		2,677
Common stock issued to board member	85,714	857	122,571			123,428
Issuance of stock options to non-employees			72,915			72,915
Warrants issued to related parties			1,740,560			1,740,560
Warrants issued for technology purchase			31,280			31,280
Issuance of common stock for technology purchase	15,000	150	7,500			7,650
Issuance of common stock for financial services	55,522	555	33,445			34,000
Common stock issued in connection with private placement	1,189,863	11,899	1,546,525			1,558,424

Total, April 30, 2004	9,189,933	$91,899	$20,168,133	$(1,933)	$(23,312,085)	(3,053,986)

Net Loss					(19,094,872)	(19,094,872)
Amortization of stock based compensation				1,933		1,933
Issuance of common stock and warrants, net of offering costs	1,540,900	15,409	1,985,199			2,000,608
Stock option exercises	6,250	63	2,437			2,500
Warrants issued in connection with technology purchase			18,373			18,373
Stock compensation expense			247,796			247,796
Warrants issued in connection with short term financing			711,337			711,337
Warrants issued in connection with convertible debt			58,253			58,253
Beneficial conversion feature associated with convertible debt			68,000			68,000
Common stock issued for services	112,500	1,125	126,950			128,075

Total, April 30, 2005	10,849,583	$108,496	$23,386,478	$—	$(42,406,957)	$(18,911,983)

MedicalCV, Inc.

Notes to Financial Statements

1.             Business Description and Going Concern

MedicalCV, Inc. (the “Company”) is a corporation engaged in the manufacture and marketing of cardiovascular surgery devices.  In April 2005, the Company elected to discontinue the sale of mechanical heart valves which had been the Company’s primary business and its sole source of revenues (see Note 4).  The Company’s operations are now primarily focused on the development of a technology platform for the treatment of atrial fibrillation using a laser device.

The Company’s financial statements for the year ended April 30, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At April 30, 2005, the Company had an accumulated deficit of $42,406,957.  Although the Company recently raised funds through the sale of convertible preferred stock (see Note 9), the level of cash required for operations during fiscal year 2006 is difficult to predict, and management anticipates that development of its new products will require additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional debt or equity financing as it continues development of new products.  However, the Company may not be able to obtain such financing on acceptable terms or at all.  If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, new product development and acceptance, actions of competitors and regulators, dependence on key personnel and market penetration.

2.             Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, short and long term debt (including lease obligations), accounts payable and puttable warrants for which the carrying amounts approximate fair value.  The interest rates currently available to the Company approximate current rates for debt agreements with similar terms and average maturities.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking accounts and a money market account, all of which are held in three depository institutions.  The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  The carrying value of cash equivalents approximates fair value because of the short maturity of these instruments.  Deposits in these institutions may exceed the amount of federal insurance provided on such deposits.

Inventories

Inventories consist of various mechanical heart valves that are stated at the lower of cost or market, with cost determined utilizing standard costs, which approximate the first-in, first-out method of inventory valuation.  All inventories are reported as current assets of discontinued operations.

Property, Plant and Equipment

Property, plant and equipment is stated at cost.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets.  The building is depreciated over a 30-year life.  Machinery and equipment, furniture and fixtures, tooling and software are depreciated over their 18 months to five-year lives.  Equipment held for sale is carried at the lower of its cost or estimated market value.  The Company ceases depreciation of equipment held for sale upon determination that such equipment will no longer be used in operations.  Maintenance and repairs are charged to current operations when incurred.  The cost and related accumulated depreciation or amortization of assets disposed of are removed from the related accounts and any resulting gains or losses are included in the statement of operations.

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

Revenue Recognition

The Company recognizes revenue using guidance from SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements.”  Revenue from the sale of its products is recognized provided that the Company has received a written order, the price is fixed, title has transferred, collection of the resulting receivable is probable and there are no remaining obligations.  Transfer of title occurs for substantially all international sales upon shipment.  The Company’s products are not subject to any customer acceptance process.  There are no rights of return unless the product does not perform according to specifications.  In periods prior to fiscal year 2005, marketing support was paid to distributors in some markets.  Such payments are reported as a reduction in revenues in accordance with EITF 01-9.  All revenues and related customer accounts receivable are reported as part of discontinued operations.

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

	For the Years Ended April 30,
	2005	2004
Net loss reported	$(19,094,872)	$(6,238,990)
Less: Pro forma stock based employee compensation cost	(554,463)	(364,946)

Net loss - pro forma	(19,649,335)	(6,603,936)

Net loss per common share – basic and diluted
As reported	(1.79)	(.78)
Pro forma	$(1.84)	$(.83)

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended April 30, 2005 and 2004, there were no adjustments to net loss to arrive at comprehensive loss.

Concentration of Credit Risk

At April 30, 2005 and 2004, approximately 35.7 percent and 37.9 percent, respectively, of the Company’s accounts receivable were due from one distributor at each respective fiscal year end.  Once the decision was made to cease shipping heart valves (see Note 4), the Company required its customers to either prepay or obtain an irrevocable letter of credit equal to the value of their order.  The Company maintains an allowance for doubtful accounts based upon its historical experience and the expected collectibility of all accounts receivable.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed using net income (loss) and the weighted-average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the years ended April 30, 2005 and 2004 since 7,492,905 and 4,300,940, respectively, of potential dilutive shares of common stock from the exercise of stock options and warrants, were excluded from the computation because the effect of including them in the loss per share computation would have been anti-dilutive.

Recent Accounting Developments:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123 and supersedes APB Opinion No. 25.  Among other items, SFAS No. 123R eliminates the use of the intrinsic value method of accounting, and requires companies to recognize compensation cost for share-based payment awards with employees, based on the grant date fair value of those awards, in the financial statements.  The Company is required to adopt the provisions of this standard effective May 1, 2006.  The Company has not yet determined which of the adoption methods prescribed by SFAS No. 123R it will elect, nor has it determined the impact of adopting this statement.  In March 2005, the SEC issued SAB No. 107, “TOPIC 14: Share-Based Payment,” which addresses the interaction between SFAS No. 123R and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies.  This bulletin is effective immediately.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.”  This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory be based on normal capacity of the production facilities.  The Company is required to adopt the provisions of this standard effective May 1, 2006.  The Company has  not yet determined the impact of adopting this statement.

3.             Property, Plant and Equipment, Net

Property, plant and equipment, excluding property and equipment of discontinued operations, were as follows at April 30:

Property, Plant and Equipment, Net	2005	2004

Land	$182,000	$182,000
Building	1,251,601	1,251,601
Machinery and equipment	1,579,829	1,378,959
Furniture and fixtures	245,955	229,814
Tooling	116,363	116,363
Software	151,892	147,332

	3,527,640	3,306,069

Accumulated depreciation and amortization	(2,699,849)	(2,384,624)

	$827,791	$921,445

4.             Discontinued Operations

On November 17, 2004, the Company’s board of directors voted to authorize management to cease production of heart valves but to continue marketing the valves while exploring the merits of possible strategic alternatives for the heart valve business, including, but not limited to, a joint venture with another party or the sale of the business.  Following exploration of a number of alternatives, management concluded during April 2005 that an orderly winding up of the valve business was the Company’s best alternative.  On April 6, 2005, the Company’s board authorized management to discontinue sales of heart valves effective April 30, 2005, and to seek a buyer for the related production equipment.

As a result of the Company’s discontinuance of the heart valve business, the Company made a determination during the fourth quarter of fiscal year 2005 that the remaining assets of the heart valve operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  (SFAS No. 144)  Pursuant to SFAS No. 144, the Company ceased depreciation of property and equipment held for sale and evaluated whether any of the long-lived assets of the discontinued heart valve business were impaired.  Based upon the estimated selling prices of these assets, management concluded that the carrying value of these assets is not impaired.  As of April 30, 2005 and 2004, the carrying value of the remaining net assets of the heart valve business is reported as assets of discontinued operations on the Company’s balance sheet.  In connection with this decision to discontinue the sale of heart valves, the Company reduced the carrying value of certain excess inventories, resulting in a provision recorded during the fourth quarter of fiscal year 2005 of $1,306,215.  This provision was included in the 2005 loss from discontinued operations.

Valve business revenue and loss before income taxes included in discontinued operations are as follows:

	For Three Years Ended
Dollars in Thousands	April 30, 2005	April 30, 2004
Revenues	$2,304,897	$3,410,975

Income (Loss) Before Income Taxes	$(1,023,349)	$(790,424)

The carrying amounts and major classes of the assets and liabilities, which are presented as assets and liabilities of discontinued operations on the accompanying balance sheet as of April 30, 2005, are as follows:

	April 30
	2005	2004
ASSETS
Accounts receivable, net of allowance of $196,521 and $102,869 in 2005 and 2004, respectively	$557,291	$1,495,401
Inventories	228,665	2,518,698
Prepaid expenses	89,692	50,156
Other assets	—	1,140
Total current assets of discontinued operations	$875,648	$4,065,395

Property, plant and equipment, net	$188,145	$214,173
Other long-term assets	179,654	—
Total non-current assets of discontinued operations	$367,799	$214,173

LIABILITIES
Accounts payable	$192,295	$1,323,015
Accrued expenses	10,300	40,257
Total current liabilities of discontinued operations	$202,595	$1,363,272

Net assets of discontinued operations	$1,040,852	$2,916,296

5.             Debt with Related Parties, Note Payable and Convertible Bridge Notes

Debt with Related Parties:

In January 2003, the Company established a discretionary line of credit with PKM Properties, LLC (PKM), an entity controlled by Paul K. Miller.  Mr. Miller serves on the Company’s Board of Directors and is its largest shareholder.  This line of credit was initially scheduled to mature on April 17, 2003.  On April 15, 2003, the maturity date was extended to September 17, 2003.  As of April 30, 2004, the Company had borrowed $943,333 under the line of credit.  In addition, the Company incurred direct financing costs of $67,828, which were amortized to interest expense over the original three-month term of the line of credit.  The Company issued PKM a second mortgage on the Company’s real estate and a security interest in all remaining assets of the Company.  In October 2003, the Company amended the discretionary line of credit with PKM originally established in January 2003 to extend the maturity date to May 27, 2004, and to increase the interest rate to a fixed rate of 10 percent.  Additionally, on February 3, 2004, the maturity date of the line of credit was extended to June 30, 2005.  In connection with the original line of credit, the Company issued a warrant to PKM with a five-year term to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.596 per share.  The fair value of the warrants of $128,995 was amortized to interest expense over the original three-month term of the line of credit.  As a result of anti-dilution adjustments through April 30, 2005, this warrant is exercisable for 409,020 shares at $0.51 per share.  This debt was converted to preferred stock on April 1, 2005 (see Note 9).

On July 8, 2003, the Company entered into a $1.0 million term debt agreement with PKM.  Pursuant to the agreement, the Company borrowed $764,728 during the first quarter of fiscal year 2003 and borrowed the final draw of $235,272 on August 20, 2003.  The debt, which was collateralized by substantially all of the Company’s assets, bore interest at a rate of 10 percent per year, with an original maturity date of May 27, 2004.  In connection with the first quarter borrowings, the Company issued a warrant to PKM with a ten-year term for the purchase of 320,178 shares of the Company’s common stock at an exercise price of $0.70 per share.  The Company also issued a warrant to purchase an additional 60,179 shares of the Company’s common stock on the same terms in conjunction with the final draw on August 20, 2003.  As a result of anti-dilution adjustments through April 30, 2005, these warrants are exercisable for an aggregate of 502,358 shares at $0.53 per share.  In connection with this financing, on July 8, 2003, the Company agreed to extend the term of 700,000 previously issued warrants from five years to ten years.  The allocated fair value of the warrants issued prior to July 31, 2003, and the incremental value of the existing warrants was $383,361, which was reported as a discount of the term debt.  This discount, which was presented as a reduction of the carrying value of the debt on the consolidated balance sheet, was being amortized as interest expense over the eleven-month term of the debt.  In addition, the Company incurred direct and incremental costs of $65,000 in completing the debt arrangement, which were included in deferred financing costs and were being amortized as interest expense over the original eleven-month term of the debt.  On February 3, 2004, the maturity date of the term debt was extended to June 30, 2005.  In connection with the extension, the Company issued a warrant to PKM with a ten-year term for the purchase of 330,933 shares of the Company’s common stock at an exercise price of $2.00 per share. The fair value of the warrants issued was $598,179.  As a result of anti-dilution adjustments through April 30, 2005, this warrant is exercisable for 987,860 shares at $0.67 per share.  This debt was converted to preferred stock on April 1, 2005 (see Note 9).

In November 2003, the Company amended the one-year $1.0 million term debt agreement with PKM, initiated on July 8, 2003, to provide for an additional $500,000 of borrowings with the same terms as the July 8, 2003 financing and extended the term of the loan to June 30, 2005.  The Company issued, as additional consideration, a ten-year warrant to purchase up to 77,381 shares of common stock at an exercise price of $1.68 per share with terms and conditions that include weighted-average anti-dilution rights.  As a result of anti-dilution adjustments through April 30, 2005, this warrant is exercisable for 203,125 shares at $0.64 per share.  The allocated fair value of the newly-issued warrant was $63,365 and was accounted for as a discount on the borrowings under the term debt.  This discount was amortized as interest expense over the remaining term of the debt.  As of April 30, 2004, the discount was fully amortized.  This debt was converted to preferred stock on April 1, 2005 (see Note 9).

On July 8, 2003, the Company also entered into a $1.0 million term debt agreement with Peter L. Hauser (“Hauser”), a principal shareholder.  The Company borrowed $1.0 million under this bridge financing during the quarter ended July 31, 2003.  The debt, which was collateralized by substantially all of the Company’s assets pursuant to an intercreditor agreement with PKM, bore interest at a rate of 10 percent per year and had a maturity date of June 30, 2004.  In connection with the term debt, the Company also issued a warrant with a ten-year term to purchase up to 380,357 shares of the Company’s common stock at an exercise price of $0.70 per share.  As a result of anti-dilution adjustments through April 30, 2005, this warrant is exercisable for 502,358 shares at $0.53 per share.  The allocated fair value of the warrant was $281,706 and was accounted for as a discount on the borrowings under the term debt.  This discount, which was presented as a reduction of the carrying value of the debt on the balance sheet was being amortized as interest expense over the original twelve-month term of the debt.  In addition, the Company incurred direct and incremental costs of $71,772 in completing the debt arrangement, which were included in deferred financing costs and were being amortized as interest expenses over the original twelve-month term of the debt. On February 3, 2004, the maturity date of the term debt was extended to June 30, 2005.  In connection with the extension, the Company issued a warrant to Hauser with a ten-year term for the purchase of 136,000 shares of the Company’s common stock at an exercise price of $2.00 per share.  The fair value of the warrants issued was $245,845.  As a result of anti-dilution adjustments through April 30, 2005, this warrant is exercisable for 405,970 shares at $0.67 per share.  This debt was converted to preferred stock on April 1, 2005 (see Note 9).

The extensions of the maturity dates of the term debt issued to PKM and Hauser as described above were accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  Accordingly, unamortized discounts aggregating $391,789 and the fair value of the warrants issued in connection with the maturity date extensions, amounting to $844,024, were included in the Company’s determination of the debt extinguishment loss recorded in the fourth quarter of fiscal year 2004.  The $1,235,813 aggregate loss from these transactions, accounted for as an extinguishment of debt, is included in other expenses, net in the statement of operations for the year ended April 30, 2004.

On November 17, 2004, the Company entered into a discretionary credit agreement (the “October 2004 Discretionary Credit Agreement”) with PKM, covering advances by PKM of up to $500,000.  The October 2004 Discretionary Credit Agreement had a maturity date of February 28, 2005, that was subsequently extended to June 30, 2005.  It required the payment of interest at a rate of 10 percent per year, and it also contained various representations and loan covenants as are customary in banking and finance transactions.  The Company issued a credit note to PKM to evidence such indebtedness.

In connection with the October 2004 Discretionary Credit Agreement, the Company entered into an intellectual property security agreement with PKM pursuant to which PKM was granted a security interest in all of the Company’s intellectual property.  The Company and its creditors agreed to an amendment to the first amended and restated subordination and inter-creditor agreement by and between PKM and Hauser.  Pursuant to this agreement, proceeds borrowed under the October 2004 Discretionary Credit Agreement were deemed “senior debt.”  Further, PKM, pursuant to a waiver agreement, waived past defaults under the January 2003 Discretionary Credit Agreement and the November 2003 Credit Agreement.  These defaults involved the late payments of interest and failure to send periodic financial statements.  As additional consideration for the October 2004 Discretionary Credit Agreement, the Company issued to PKM a warrant with a ten-year term to purchase 34,014 shares of the Company common stock at a per share exercise price of $0.50.  The warrant contains anti-dilution provisions.  The allocated fair value of the newly issued warrant was $42,986 and was accounted for as a discount on the borrowings.  This discount, which was presented as a reduction of the carrying value of the debt on the balance sheet was amortized as interest expense over the original four-month term of the debt.

On March 3, 2005, the Company entered into a February 2005 Credit Agreement (the “Agreement”) with PKM.  The Agreement provided for a $500,000 discretionary credit facility under which PKM made available to the Company up to $500,000 in the form of loans bearing interest at 10% per year.  Principal and interest were due on the amounts borrowed no later than June 16, 2005.  This debt and the other amounts the Company had borrowed from PKM were collateralized by substantially all of the Company’s assets.  A February 2005 Discretionary Credit Note (“Note”) reflected this indebtedness.  On March 3, 2005, in consideration of the foregoing financing, the Company issued to PKM a ten-year warrant for the purchase of 750,000 shares of the Company’s common stock with an exercise price of $0.50 per share.  The allocated fair value of the warrant was $589,321 and was accounted for as a discount on the borrowings.  This discount, which was presented as a reduction of the carrying value of the debt on the balance sheet, was fully amortized as interest expense during fiscal year 2005.  The Company repaid this note in April 2005.

Note Payable:

In November 2003, the Company also entered into a loan agreement and borrowed $500,000 from Draft Co. (“Draft”), pursuant to a note that matured on June 30, 2004, which bore interest at an annual rate of 10 percent.  Pursuant to an amended intercreditor agreement among PKM, Hauser, and Draft, the loan was collateralized by substantially all of the Company’s assets.  The Company issued the lender warrants to purchase up to 90,909 shares of common stock at an exercise price of $1.43 per share with other terms comparable to the warrants issued to PKM as described above.  As a result of anti-dilution adjustments through April 30, 2005, this warrant is exercisable for 209,677 shares at $0.62 per share.  The allocated fair value of the warrants was $100,056 and was accounted for as a discount on the borrowings under the term debt.  This discount, which was presented as a reduction of the carrying value of the debt on the balance sheet, was amortized as interest expense over the seven-month term of the debt.  In addition, the Company incurred direct and incremental costs of $31,850 in completing the debt arrangement, which are included in deferred financing costs and are being amortized as interest expenses over the term of the debt.  The Company repaid this note in June 2004.

The Company determined the fair value of all warrants described above using the Black Scholes option pricing model and the volatility and dividend yield assumptions identified in Note 9 and using a risk-free interest rate commensurate with the term of the applicable warrant.

Convertible Bridge Notes:

In December 2004 and January 2005, the Company issued convertible bridge notes totaling $425,000.  The notes, which were due on May 31, 2005, bore interest at the rate of 10 percent per year and were convertible into securities to be issued in the Company’s next equity financing, if any.  Within 10 days of the consummation of the Company’s next equity financing each note holder was required to elect one of the following two alternatives: (1) convert the entire unpaid principal and all accrued but unpaid interest under the note into equity securities sold by the Company in its next equity financing (“Next Shares”) at a price per share equal to 80 percent of the issuance price of the Next Shares, and retain the warrants issued in connection with the convertible bridge notes, or (2) surrender the note and the warrants issued in connection with the bridge notes to the Company in exchange for the issuance of a number of Next Shares and any accompanying warrants issuable in connection with the Next Shares, equal to the amount of such securities that could be purchased using the entire unpaid principal and all accrued but unpaid interest under the note.

In April 2005, these notes were converted in connection with the preferred stock financing described in Note 9, at 100 percent of the issuance price of such securities.  In consideration of converting at 100 percent rather than 80 percent of the issuance price of the preferred stock, the note holders were permitted to retain the warrants issued to them in connection with the convertible bridge financing.  Because the convertible bridge notes provided a contingent conversion option to the note holders which resulted in a beneficial conversion price when converted, the Company recorded an interest charge of $68,000 upon conversion of these notes in April 2005.

In connection with issuance of the convertible bridge notes, the Company issued to the note holders warrants to purchase up to an aggregate of 85,000 shares of common stock.  The warrants, which have a five-year terms, are exercisable at a price per share equal to the per share or per unit price of equity securities sold in the Company’s next offering.  However, such exercise price could not exceed $1.49 per share.  The warrants contain anti-dilution provisions.  The allocated fair value of the newly issued warrants was $79,030 and was accounted for as a discount on the borrowings.  This discount, which was initially presented as a reduction of the carrying value of the debt, was amortized as interest expense through the April 2005 conversion date of the notes.

6.             Related Party Lease Obligation

On April 4, 2003, the Company sold its corporate headquarters and manufacturing facility and surrounding land in Inver Grove Heights, Minnesota, to PKM (see Note 5 regarding the Company’s relationship with PKM).

In connection with the transaction, the Company received total consideration of $3.84 million consisting of (1) $1.0 million in cash, (ii) PKM’s assumption of the Company’s $2.5 million outstanding indebtedness to Associated Bank, and (iii) PKM’s assumption of the Company’s promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.  Also in connection with the transaction, the Company issued to PKM a five-year warrant for the purchase of 350,000 shares of the Company’s common stock at an exercise price of $0.625 per share.  As a result of anti-dilution adjustments through April 30, 2005, this warrant is exercisable for 420,673 shares at $0.52 per share.  These warrants had an allocated fair value of $89,602.  The Company determined the fair value of the warrants using the Black Scholes option pricing model.

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

Scheduled maturities of the related party lease obligation are as follows:

Year Ending April 30,	Amount

2006	311,155
2007	324,183
2008	334,784
2009	366,198
2010	350,783
Thereafter	1,448,129
$3,135,232

7.             Leases

Operating Leases

The Company leased certain manufacturing equipment under various operating lease agreements, which expired at various dates in fiscal year 2004.  At the end of the lease terms, the Company exercised its option to return the equipment.

Rental expense under operating leases was $0 and $6,502 in fiscal years 2005 and 2004, respectively.

8.             Income Taxes

The components of deferred income taxes at April 30, 2005 and 2004, are as follows:

	2005	2004

Federal net operating loss carryforwards	9,955,309	$7,022,085
Research and experimentation credit carryforwards	466,533	466,533
State net operating loss carryforwards	498,170	300,032
Other carryforwards	11,937	12,696

	2005	2004

Inventories	47,418	96,045
Allowance for uncollectible accounts	70,748	37,033
Property, plant and equipment	(263,771)	(289,293)
Accrued expenses and other	(7,409)	14,609

Net deferred tax assets	10,778,935	7,659,740

Valuation allowance	(10,778,935)	(7,659,740)

Net deferred tax asset	$—	$—

The Company has established valuation allowances to fully offset tax assets due to uncertainty about the Company’s ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of the Company’s history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, convertible preferred stock or common stock options and warrants.

The Company’s federal net operating loss carryforwards of approximately $27,653,656 and state net operating loss carryforwards of $7,699,685 expire in various fiscal years from 2020 through 2025.  Available research and experimentation credit carryforwards at April 30, 2005, represent federal and state amounts of $466,533, with expiration dates in fiscal years 2016 through 2021.

9.             Shareholders’ Equity (Deficit)

Common Stock

On November 27, 2001, the Company closed on its initial public offering.  In connection with the initial public offering, the Company issued 1,500,000 units at a price of $4.50 per unit for gross proceeds of $6,750,000.  After offering costs, the Company received net proceeds of $5,396,485.  Each unit consisted of one share of common stock and one redeemable Class A Warrant.  Each Class A Warrant became exercisable and separable from the common stock on May 20, 2003.  The holder of each Class A Warrant was entitled to purchase, at any time until November 20, 2004, one share of common stock at an exercise price of $6.50 per share, subject to customary anti-dilution adjustments.  The Company could redeem the Class A Warrants for $0.01 per warrant at any time, upon ten business days’ written notice, if the closing price of the Company’s common stock or units exceeded $8.50, subject to customary anti-dilution adjustments, for any ten consecutive trading days before such notice.  The Company did not redeem any of these warrants prior to their expiration in November 2004.

During the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company closed on the private sale of 2,730,763 units for $1.47 per unit.  Each unit consisted of one share of common stock and one five-year warrant to purchase a common share for $1.60 per share.  Proceeds from the offering, net of offering costs of $452,892, were $3,561,330.  In addition to cash commissions included in the offering costs, the Company issued to the private placement agent and finder five-year warrants to purchase an aggregate of 313,650 units at $1.8375 per unit.  As a result of anti-dilution adjustments through April 30, 2005, these warrants are exercisable for 937,215 units at $0.67 per unit.

During the fiscal year ended April 30, 2005, the Company issued 112,500 shares of common stock to consultants for services.  The fair value of these shares was expensed and is included in operating expenses for the fiscal year ended April 30, 2005.

During the year ended April 30, 2004, the Company issued 55,522 shares of common stock to various consultants in exchange for services.  The fair value of these shares was expensed and is included in operating expenses for the year ended April 30, 2004.

Preferred Stock

On April 1, 2005, under the terms of a Securities Purchase Agreement with accredited investors, the Company issued 18,035 shares of 5% Series A Convertible Preferred Stock to such investors, warrants for the purchase of 27,052,500 shares of common stock to such investors, and warrants for the purchase in the aggregate of 1,635,960 shares of common stock to the placement agent and finder.  Each share of preferred stock is convertible into the number of shares of common stock equal to the $1,000 stated value divided by $0.50, subject to anti-dilution adjustments.  As a result, the 18,035 preferred shares sold may be converted into 36,070,000 shares of common stock, subject to anti-dilution adjustments.

The preferred stock, which is non-voting, has a stated value of $1,000 and accrues cumulative dividends at a rate of 5% of this stated value annually.  Dividends are payable quarterly but may, at the option of the Company be added to the stated value rather than paid in cash, if certain conditions are met.  The preferred stock, including any accrued dividends, are convertible, at the option of the holders, into shares of common stock at a conversion price of $0.50 per share.  In certain circumstances, the Company may have the option to require the preferred stockholders to convert their shares into common stock.  In the event of a fundamental transaction, as defined, the preferred shareholders have the right to require the Company to redeem the preferred shares at their stated value, including any accrued but unpaid dividends.  In the event of certain defaults, the preferred shareholders have the right to require the Company to redeem the preferred shares at 110% their stated value, including any accrued but unpaid dividends.  As a result of these redemption provisions, the carrying value of these preferred shares is considered to be redeemable and is reported as a “mezzanine” instrument on the Company’s balance sheet beginning on April 30, 2005.  The aggregate liquidation value of these redeemable preferred shares at April 30, 2005 is $18,109,116.  However, the carrying value of this redeemable preferred stock at April 30, 2005 is zero, net of a discount associated with the warrants issued to the shareholders, the placement agent and the finder, as described below.

In connection with the preferred stock sale, the Company issued the preferred stock purchasers warrants for the purchase of 27,052,500 shares of common stock at $0.50 per share, and the Company also issued warrants for the purchase of 1,635,960 common shares at $0.50 per share to the preferred stock placement agent and finder.  These warrants have a term of five years.  The Company is required to register the common shares underlying the preferred stock conversion option and the purchaser warrants.  If the Company does not meet certain registration deadlines, the preferred stockholders will be entitled to liquidated damages, as defined.  In the event of a fundamental transaction, as defined, the warrants issued to the preferred shareholders, the placement agent and the finder, all provide the warrant holders with the right to put the warrants to the Company for cash in an amount equal to the fair value of the warrants, as determined using the Black Scholes option pricing model.  As a result of this put right, the warrants are reported at their fair value as a liability on the Company’s balance sheet beginning on April 30, 2005 and future changes in the fair value of the warrant will result in charges or benefits to the Company’s results of operations. The fair value of these warrants upon closing of the preferred stock sale was $22,271,047.  Because the fair value of these warrants at April 30, 2005 exceeded the proceeds received in the preferred stock and warrant issuances, the excess of the fair value of the warrants over the proceeds received

(including the converted debt) was recognized as an interest charge of approximately $4,266,047 upon closing.  During the period between closing and April 30, 2005, the fair value of these warrants increased to approximately $27,992,609.  The Company has reported this $5,721,562 increase in fair value as other expense in the fourth quarter of fiscal year 2005.

The Company obtained gross cash proceeds of $13,603,000 at the closing (net of $30,000 in legal fees which were withheld by the lead investor).  The Company also converted $4,402,000 of indebtedness into the above-referenced securities.  The Company incurred cash offering costs of $817,980, including agent commissions, a finder’s fee and out-of-pocket expense reimbursements to certain third parties.  The Company also paid legal and administrative expenses of $18,086 incurred by PKM in this transaction.

Stock Options

The Company’s shareholders have authorized the issuance of stock options for the aggregate purchase of 3,004,474 shares of common stock under various plans covering certain employees, members of the Board of Directors and certain independent contractors approved by the Board of Directors.  Options are typically granted at prices not less than fair market value at the date of grant.  Options generally become exercisable between one to three years after grant date and have a maximum term of three to ten years depending on the plan.

The following is a summary of stock option activity with respect to the Company’s various plans as well as option grants made outside the Company’s plans (described below), and includes option activity for employees, directors and non-employees:

	Options	Weighted Average Exercise Price Per Share

Outstanding, April 30, 2003	1,085,940	$3.46

Granted	260,127	1.28
Expired	(94,340)	5.00

Outstanding, April 30, 2004	1,251,727	$2.65

Granted	7,688,091	0.96
Exercised	6,250	0.44
Expired	684,400	3.61

Outstanding, April 30, 2005	8,249,168	1.00

On April 1, 2005, the Company awarded (1) a non-qualified stock option for the purchase of 3,440,348 shares of common stock to the Company’s President and Chief Executive Officer, (2) a non-qualified stock option for the purchase of 1,290,131 shares of common stock to the Company’s Vice President, Finance and Chief Financial Officer, and (3) non-qualified stock options for the purchase of an aggregate of 1,935,196 shares of common stock to other key employees.  The foregoing options were issued outside the Company’s stock option plans.  Such options vest to the extent of 25 percent per year, commencing on the first anniversary of the date of grant.  They are exercisable at $0.89 per share, which was the closing price of the Company’s common stock on the OTC Bulletin Board on April 1, 2005.  These options expire on April 1, 2012.

On March 21, 2005, the Company granted a stock option for the purchase of 100,000 shares of common stock to two of the Company’s directors for their services as directors.  The foregoing options were issued outside the Company’s stock option plans.  The options were 100 percent vested at the date of the grant, and they are exercisable at $1.00 per share, which was the closing price of the Company’s common stock on the OTC Bulletin Board on March 21, 2005.  These options expire on March 21, 2015.

At April 30, 2005 and 2004, 970,931 and 944,768 options, respectively, were available for grant under the Company’s stock option plans.  On August 9, 2001, the Company’s shareholders approved the 2001 Equity Incentive Plan (2001 Plan) and reserved 500,000 shares of common stock for issuance upon exercise of stock options to be granted under the 2001 Plan to employees, officers, consultants, advisors, employee and non-employee directors and employees of certain related entities.  The number of shares reserved for issuance under the 2001 Plan increases on January 1 of each year by the greater of 50,000 shares or 3.5 percent of the outstanding shares of the Company’s common stock on such date, unless the Board of Directors sets the increase at a lower number of shares.  On January 1, 2005 and 2004, the number of shares available under the 2001 Plan increased by 375,579 shares and 279,827 shares, respectively, pursuant to the foregoing provision.

The following table summarizes information about stock options outstanding and exercisable at April 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 – $1.76	7,700,684	9.20	$0.93	460,243	$1.22
$2.16 – $5.00	386,434	6.16	$2.49	272,856	$2.61
	8,087,118			733,099

During the years ended April 30, 2005 and 2004, the Company issued four and ten-year options to purchase an aggregate of 161,950 and 167,643 shares of the Company’s common stock at exercise prices ranging from $1.67 to $2.00 and $0.30 to $1.68 per share, respectively, to certain non-employees who provided technical advisory services to the Company.  The aggregate fair value of the options using the Black-Scholes valuation model was $247,796 and $189,312 and was expensed in fiscal years 2005 and 2004.  The following assumptions were used to value the options for the years ended April 30, 2005 and 2004:

	2005	2004
Dividend yield rate	0 percent	0 percent
Risk free interest rate	3.32 to 4.27 percent	3.80 to 4.01 percent
Expected life	4 to 10 years	4 to 10 years
Volatility	125 percent	118 percent

Stock Warrants

At April 30, 2005 and 2004, the Company had outstanding and exercisable warrants to purchase 38,282,185 and 6,241,178 shares, respectively, of the Company’s common stock at prices ranging from $0.50 to $6.75 per share.  The warrants expire at various dates through March 3, 2015.  At April 30, 2005 and 2004, the weighted average remaining contractual life of the warrants was 9.02 and 4.77 years and the weighted average exercise price of the warrants was $0.71 and $3.27, respectively.

As discussed above under “Common Stock” during the fourth quarter of fiscal year 2004, the Company issued warrants to purchase 1,189,863 shares of common stock to investors and issued warrants to purchase 190,378 units to an agent and finder involved in the Company’s private placement.

As discussed above under “Preferred Stock” during the fourth quarter of fiscal year 2005, the Company issued warrants to purchase 27,052,500 shares of common stock to investors and issued warrants to purchase 1,635,960 shares to an agent and finder involved in the Company’s private placement.

As discussed in Notes 5 and 6, the Company issued to certain lenders and a lessor, warrants to purchase 2,409,914 common shares during the year ended April 30, 2005 and warrants to purchase 700,000 common shares during the year ended April 30, 2004.  In addition, warrants to purchase 314,544 common shares were issued to agents or finders in fiscal year 2005.

As discussed in Note 10, during the year ended April 30, 2004, the Company issued a seven-year warrant to purchase 25,000 shares of common stock in connection with a technology purchase agreement and during the year ended April 30, 2005, the Company issued a seven-year warrant to purchase 25,000 shares of common stock for the achievement of a milestone under such purchase agreement.

As discussed in Note 5, several warrants issued contain anti-dilution features.  Due to these features, holders of the outstanding warrants became eligible to purchase an additional 2,353,089 common shares during fiscal year 2005.

10.           Atrial Fibrillation Technology Purchase Agreement

In August 2003, the Company entered into a technology purchase agreement with LightWave and its principals relating to the acquisition of LightWave’s interests in technology consisting of a catheter/probe containing elements of optical fiber, coolant passages and other features for the purpose of delivering laser energy to the epicardial surface of the heart for treatment of atrial fibrillation.  The Company paid LightWave an initial standstill payment consisting of 15,000 shares of the Company’s common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in 2004 and 2005.  The Company will be obligated to pay $125,000 to LightWave within 45 days after the first commercial sale of the Company’s product in the United States or Europe to two or more parties and $385,000 within 45 days following the Company’s achievement of $1,500,000 of cumulative gross sales of disposable products.  In addition, during fiscal year 2004, the Company issued to LightWave a warrant for the purchase of 25,000 shares of common stock at closing and, during fiscal year 2005, a warrant for the purchase of 25,000 shares of common stock upon receiving FDA 510(k) clearance.  In addition, the Company is obligated to issue a warrant for the purchase of 25,000 shares of common stock upon a receipt of a U.S. utility patent covering the product and a warrant for the purchase of 25,000 shares of common stock upon the first commercial sale of the product.

Following the first commercial sale, the Company has agreed to pay LightWave payments equal to 6 percent of net sales of the LightWave product in countries in which the Company obtains patent protection and 4 percent of net sales of the LightWave product in territories in which there is no patent protection.  Commencing with the second year following the Company’s first commercial sale, the Company has agreed to make minimum annual payments as follows:

Year Following
Commercialization	Minimum Annual Payment
2	$50,000
3	$75,000
4	$100,000
5	$200,000
6	$300,000
7	$350,000
8	$350,000
9	$400,000
10	$500,000

The Company is obligated to make such payments for a period of ten years following the first commercial sale.  The Company’s technology purchase agreement with LightWave contains other customary conditions, including mutual indemnification obligations.  LightWave and two of its principals have agreed to certain noncompetition obligations, nondisclosure obligations, certain obligations to assign new developments or inventions relating to the acquired technology to the Company.  The Company has agreed to use its reasonable commercial efforts to commercialize the technology within three years following the acquisition of the technology from LightWave.  If the Company fails in any year to pay minimum annual payments, the Company may be obligated to grant LightWave a nonexclusive right to use the technology acquired from LightWave, or pay LightWave the difference between payments actually made and minimum payments due for a given year.

11.           Research and Development Costs

Research and Development costs principally consist of engineering costs, included as part of engineering and regulatory in the statement of operations, totaled $1,278,709 and $762,525 for the fiscal years ended April 30, 2005 and 2004, respectively.  Research and Development costs relate primarily to product and process development initiatives.

12.           Savings and Retirement Plan

The Company sponsors a 401(k) savings and retirement plan (the Plan) which is available to all eligible employees.  Under the Plan, the Company may make a discretionary contribution to the Plan upon approval by the Company’s Board of Directors.  Employees are fully vested in their own contributions and earnings thereon and become fully vested in the Company’s contributions and earnings thereon after three years of service.  The Company made contributions to the Plan of $18,943 and $19,662 in fiscal years 2005 and 2004, respectively.

13.           Restructuring Charge

In the quarter ended July 31, 2004 (the first quarter of fiscal year 2005), the Company restructured its executive management team, resulting in the termination of two employees, which resulted in a charge of approximately $214,000, to general and administrative expenses.  This charge represented the amount of future severance payments due to these former employees.  During the quarter ended October 31, 2004, the Company terminated an additional five employees in an effort to reduce operating costs.  This restructuring resulted in approximately $46,000 of additional severance costs, which were charged to general and administrative expense.  In the quarter ended January 31, 2005, the Company terminated an additional eleven employees resulting in approximately $48,000 of severance costs charged to general and administrative expense.  The Company expects to pay all amounts due to these former employees by August 2005.  As of April 30, 2005, $24,834 remained accrued but not paid.

Total

Restructuring charges	$308,000
Cash usage	283,166
Balance as of April 30, 2005	$24,834

14.           Product Liability Contingency

In March 2005, the Company became aware that a patient who was utilizing the Company’s heart valve had died.  The Company has not received any claims related to this matter but believes that any such claim would be covered by its existing liability insurance.  Based upon the expectation that insurance will cover the cost of any claims after the Company’s payment of the deductible, the Company does not expect the ultimate resolution of this matter to have a material effect on the Company’s financial position, results of operations or cash flows.

15.           Segment Information

The Company views its operations and manages its business as one segment, the manufacturing and marketing of cardiothoracic surgery devices.  Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker.  The following table summarizes net sales by geographic area (all of which are reported as part of the loss from discontinued operations):

	For the Years Ended
	April 30,
	2005	2004

Europe	$1,190,967	$1,462,385
South Asia	51,800	479,035
Middle East	379,280	463,382
Far East	70,511	48,854
Other	221,297	316,341
United States	391,042	640,978
Total	$2,304,897	$3,410,975

At April 30, 2005 and 2004, substantially all of the Company’s operations and assets were based in the United States.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported, on June 9, 2005, PricewaterhouseCoopers LLP (“PwC”) informed the audit committee of our board of directors that it will decline to stand for re-election as our independent registered public accounting firm and will cease to serve as our independent registered public accounting firm upon completion of PwC procedures regarding the following:  (1) our financial statements as of and for the year ended April 30, 2005 and (2) the Form 10-KSB in which such financial statements will be included.  As a result, our Audit Committee will select another independent registered public accounting firm to perform our audit for the fiscal year ending April 30, 2006.

The reports of PwC on our financial statements as of and for the years ended April 30, 2003 and 2004 contained an explanatory paragraph expressing significant doubt about our ability to continue as a going concern, but did not contain an adverse opinion or disclaimer of opinion, and were not further qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended April 30, 2003 and 2004 and through June 9, 2005, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on our financial statements for such years.

During the years ended April 30, 2003 and 2004 and through June 9, 2005, there has been one reportable event of the type described in Item 304(a)(1)(iv)(B) of Regulation S-B.  The reportable event occurred in March 2004 when PwC informed our audit committee that there was a material weakness in internal controls over financial reporting.  Specifically, PwC identified a material weakness in the design and operation of internal controls relating to documenting and reporting international distribution marketing expenditures and related reimbursement.  Following this communication from PwC, we implemented procedures and reporting to document and support customer marketing expenses which remedied this material weakness.

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

ITEM 8B                OTHER INFORMATION

Not applicable.

PART III

ITEM 9                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We incorporate by reference the information contained under the captions “Proposal No. 1 Election of Directors,” “Our Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held September 22, 2005.

Our executive officers serve at the discretion of our board of directors.  Our directors hold office until our next annual meeting of shareholders and until their successors have been elected and qualified.  There are no family relationships among our directors and executive officers.  Information regarding our executive officers is provided in Part I of this Form 10-KSB under separate caption.

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors.  Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-B.  Our Code of Business Conduct and Ethics is posted on our internet website at www.medcvinc.com and is available free of charge, upon written request to our Chief Financial Officer at MedicalCV, Inc., 9725 South Robert Trail, Inver Grove Heights, MN 55077.  We intend to disclose any amendments to or waivers from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.medcvinc.com.

ITEM 10                EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Executive Compensation” and “Non-Employee Director Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held September 22, 2005.

ITEM 11                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We incorporate by reference the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be held September 22, 2005.

ITEM 12                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held September 22, 2005.

ITEM 13                EXHIBITS

See “Index to Exhibits.”

ITEM 14                PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of shareholders to be held September 22, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Inver Grove Heights, State of Minnesota, on July 21, 2005.

MedicalCV, Inc.

By	/s/ Marc P. Flores
Marc P. Flores, President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Marc P. Flores and John H. Jungbauer as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

President, Chief Executive Officer and
/s/ Marc P. Flores	Director (Principal Executive Officer)	July 21, 2005
Marc P. Flores

Vice President, Finance and Chief
/s/ John H. Jungbauer	Financial Officer (Principal Accounting
John H. Jungbauer	Officer and Principal Financial Officer)	July 21, 2005

Director
Susan L. Critzer

/s/ Lawrence L. Horsch	Chairman of the Board	July 21, 2005
Lawrence L. Horsch

/s/ David B. Kaysen	Director	July 21, 2005
David B. Kaysen

/s/ Paul K. Miller	Director	July 21, 2005
Paul K. Miller

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Restated Articles of Incorporation of the Registrant (incorporated by reference to Post Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed April 29, 2005 (File No. 333-116394)).

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

10.7

Warrant Agreement to purchase 380,357 shares of common stock issued by the Registrant to Peter Ludwig Hauser, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.8	Amendment to Warrants by and between the Registrant and PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).
10.9

Warrant Agreement to purchase 320,178 shares of common stock issued by the Registrant to PKM Properties, LLC, dated July 1, 2003 (incorporated by reference to our Current Report on Form 8-K, filed July 14, 2003 (File No. 000-33295)).

10.10

Warrant Agreement to purchase 60,179 shares of common stock issued by MedicalCV, Inc. to PKM Properties, LLC, dated August 20, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on December 15, 2003 (File No. 000-33295)).

10.11

Warrant Agreement to purchase 77,381 shares of common stock issued by the Registrant to PKM Properties, LLC, dated November 13, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 22, 2004 (File No. 000-33295)).

10.12

Warrant Agreement to purchase 136,000 shares of common stock issued by the Registrant to Peter L. Hauser, dated February 3, 2004 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.13

Warrant Agreement to purchase 330,933 shares of common stock issued by the Registrant to PKM Properties, LLC, dated February 3, 2004, (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.14	Letter Agreement between the Registrant and Lawrence L. Horsch, dated effective August 19, 2003, (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29,

2004 (File No. 000-33295)).
10.15

Non-Qualified Stock Option Agreement issued by the Registrant to Lawrence L. Horsch in the amount of 100,000 shares, dated August 19, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.16

Building Lease Agreement between the Registrant and PKM Properties, LLC, dated April 4, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.17

Technology Purchase Agreement between the Registrant and LightWave Ablation Systems, Inc., Gregory Brucker and Robert Svenson M.D., dated August 27, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.18

Warrant Agreement to purchase 25,000 shares of common stock issued by the Registrant to LightWave Ablation Systems, Inc., dated August 27, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.19

Technology Assignment Agreement between the Registrant, LightWave Ablation Systems, Inc., Robert H. Svenson, M.D. and Gregory Brucker, dated August 27, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.20

Proprietary Information and Inventions Agreement between the Registrant, Robert H. Svenson, M.D. and Gregory Brucker, dated August 10, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.21

Technical Assistance Agreement between the Registrant and Robert H. Svenson, M.D., dated August 7, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.22

Technical Assistance Agreement between the Registrant and Gregory Brucker, dated August 7, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.23

Warrant Agreement to purchase up to 100,000 shares of common stock issued by the Registrant to Segmed, Inc., dated August 7, 2002 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.24

First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser, PKM Properties, LLC and Draft Co., accepted and acknowledged by the Registrant dated November 24, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.25

Amendment No. 1 to First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser, PKM Properties, LLC and Draft Co., accepted and acknowledged by the Registrant dated January 29, 2004 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.26

Amendment No. 2 to First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by MedicalCV, Inc. dated April 16, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on December 15, 2004 (File No. 000-33295)).

10.27

April 2004 Discretionary Credit Agreement by and between MedicalCV, Inc. and PKM Properties, LLC dated April 16, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on December 15, 2004 (File No. 000-33295)).

10.28

Discretionary Credit Demand Note between MedicalCV, Inc. (borrower) and PKM Properties, LLC (lender), dated April 16, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on December 15, 2004 (File No. 000-33295)).

10.29

Severance and Release Agreement between the Registrant and Blair P. Mowery, effective August 11, 2004 (incorporated by reference to Post Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed September 9, 2004 (File No. 333-116394)).

10.30

Severance and Release Agreement between the Registrant and Allan R. Seck, effective August 6, 2004 (incorporated by reference to Post Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed September 9, 2004 (File No. 333-116394)).

10.31	Letter Agreement between the Registrant and Marc P. Flores, effective August 30, 2004 (incorporated by reference to our Current Report on Form 8-K, filed September 2, 2004 (File No. 000-33295)).
10.32

October 2004 Discretionary Credit Agreement by and between MedicalCV, Inc. and PKM Properties, LLC, dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.33

October 2004 Credit Note issued by MedicalCV, Inc. (maker) to PKM Properties, LLC (payee), dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.34

Intellectual Property Security Agreement by and between PKM Properties, LLC (secured party) and MedicalCV, Inc. (debtor), dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.35

Amendment No. 3 to First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by MedicalCV, Inc., dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.36

Waiver Agreement by and between MedicalCV, Inc. (borrower) and PKM Properties, LLC (lender), dated October 29, 2004, effective November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).

10.37	Warrant Agreement issued to PKM Properties, LLC, dated November 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2004 (File No. 000-33295)).
10.38

Warrant Agreement to purchase 25,000 shares of common stock issued to LightWave Ablation Systems, Inc., dated December 1, 2004 (incorporated by reference to our Current Report on Form 8-K/A filed on February 10, 2005 (File No. 000-33295)).

10.39

Form of Bridge Note Purchase Agreement including form of convertible promissory note and form of common stock purchase warrant), dated December 31, 2004 (incorporated by reference to our Current Report on Form 8-K filed January 14, 2005 (File No. 000-33295)).

10.40

February 2005 Discretionary Credit Agreement by and between MedicalCV, Inc. and PKM Properties, LLC, dated February 16, 2005, effective March 3, 2005 (incorporated by reference or our Current Report on Form 8-K/A filed on March 9, 2005 (File No. 000-33295)).

10.41

February 2005 Discretionary Credit Note issued by MedicalCV, Inc. (maker) and PKM Properties, LLC (payee), dated February 16, 2005, effective March 3, 2005 (incorporated by reference or our Current Report on Form 8-K/A filed on March 9, 2005 (File No. 000-33295)).

10.42

Warrant Agreement issued to PKM Properties, LLC, dated February 16, 2005, effective March 3, 2005, (incorporated by reference or our Current Report on Form 8-K/A filed on March 9, 2005 (File No. 000-33295)).

10.43

Amendment No. 4 to First Amended and Restated Subordination and Intercreditor Agreement by and between Peter L. Hauser and PKM Properties, LLC, accepted and acknowledged by MedicalCV, Inc., dated February 16, 2005, effective March 3, 2005 (incorporated by reference or our Current Report on Form 8-K/A filed on March 9, 2005 (File No. 000-33295)).

10.44

Form of Non-Qualified Stock Option Agreement under the MedicalCV, Inc. 2001 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 17, 2005 (File No. 000-33295)).

10.45	Form of Non-Qualified Stock Option Agreement under the MedicalCV, Inc. 1997 Stock

Option Plan (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 17, 2005 (File No. 000-33295)).
10.46

Form of Non-Qualified Stock Option Agreement under the MedicalCV, Inc. 1993 Director Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 17, 2005 (File No. 000-33295)).

10.47

Non-Qualified Stock Option Agreement issued by the Registrant to Lawrence L. Horsch in the amount of 149,850 shares, dated November 18, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 17, 2005 (File No. 000-33295)).

10.48

Non-Qualified Stock Option Agreement issued by the Registrant to John H. Jungbauer in the amount of 68,584 shares, dated November 18, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 17, 2005 (File No. 000-33295)).

10.49

Non-Qualified Stock Option Agreement issued by the Registrant to John H. Jungbauer in the amount of 81,416 shares, dated November 18, 2004 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 17, 2005 (File No. 000-33295)).

10.50

Non-Qualified Stock Option Agreement issued by the Registrant to Lawrence L. Horsch in the amount of 62,050 shares, dated January 19, 2005 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on March 17, 2005 (File No. 000-33295)).

10.51	Form of Stand-Alone Non-Qualified Stock Option Agreement issued to Non-Employee Directors (incorporated by reference to our Current Report on Form 8-K filed on March 25, 2005 (File No. 000-33295)).
10.52

Securities Purchase Agreement between the Registrant and the Investors named as signatories thereto, dated March 31, 2005 (effective April 1, 2005) (incorporated by reference to our Current Report on Form 8-K filed April 4, 2005 (File No. 000-33295)).

10.53	Form of 2005 Private Placement Warrant (incorporated by reference to our Current Report on Form 8-K filed April 4, 2005 (File No. 000-33295)).
10.54	Form of Debt Conversion Agreement dated March 29, 2005 (effective April 1, 2005) (incorporated by reference to our Current Report on Form 8-K filed April 4, 2005 (File No. 000-33295)).
10.55

Registration Rights Agreement between the Registrant and the Investors named as signatories thereto, dated March 31, 2005 (effective April 1, 2005) (incorporated by reference to our Current Report on Form 8-K filed April 4, 2005 (File No. 000-33295)).

10.56

Engagement Letter between the Registrant and J Giordano Securities Group, dated December 17, 2004 (incorporated by reference to our Current Report on Form 8-K filed April 4, 2005 (File No. 000-33295)).

10.57

Amendment to Engagement Letter between the Registrant and J Giordano Securities Group, dated March 16, 2005 (incorporated by reference to our Current Report on Form 8-K filed April 4, 2005 (File No. 000-33295)).

10.58	Letter Agreement between the Registrant and Tower Finance, Ltd., dated December 8, 2004 (incorporated by reference to our Current Report on Form 8-K filed April 4, 2005 (File No. 000-33295)).
10.59

Amendment to Letter Agreement between the Registrant and Tower Finance, Ltd., dated March 16, 2005 (incorporated by reference to our Current Report on Form 8-K filed April 4, 2005 (File No. 000-33295)).

23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on Signature page).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.