Form 10KSB/A
period 2005-04-30
MEDICALCV INC
filed 2005-08-25
CIK 1144284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

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

Loss from Discontinued Operations.  For fiscal year 2005, we recorded a loss from our discontinued heart valve operations of $1,023,349, compared to a loss of $790,424 for fiscal year 2004.  Revenues included in the loss from discontinued operations totaled $2,304,897 and $3,410,975 for fiscal years 2005 and 2004, respectively.  The increase in the loss from discontinued operations resulted primarily from the decline in revenues and a $2,573,656 provision recorded during fiscal year 2005 to reduce the carrying value of heart valves. This inventory provision was primarily related to a decrease in sales and our decision to discontinue the sale of heart valves.

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

Net cash used in operating activities increased $2,321,745 from $3,716,592 in fiscal year 2004 to $6,038,337 in fiscal year 2005.  The use of cash in operations in both fiscal years was primarily due to net losses of $19,094,872 in fiscal year 2005 and $6,238,990 in fiscal year 2004.  The cash effect of the net loss for fiscal year 2005 was partially offset by non-cash expenses of $10,373,158 associated with the issuance of warrants to purchase common stock in fiscal year 2005 as described below, non-cash charges related to depreciation of $315,225, stock-based compensation of $249,729, an increase in the provision for bad debt of $220,281, and a provision for inventory excess/obsolescence of $2,573,656 and common stock issued for services of $128,075.  The provisions for bad debts and excess/obsolete inventories resulted from our decision, in the fourth quarter of fiscal year 2005, to discontinue the sale of heart valves.  Increases in inventory of $252,177 and a reduction in accounts receivable of $717,829, offset by decreases in accounts payable of $906,964 and increases in prepaid expenses of $271,928, were the other main contributors to the net cash used in fiscal year 2005.  The decrease in accounts payable related directly to our decision to discontinue the manufacture of heart valves and the fact that we raised sufficient capital in the fourth quarter of fiscal year 2005 to pay balances that were past due.  The increase in prepaid expenses related principally to our purchase of additional product liability insurance to continue our

4.             Discontinued Operations

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

Valve business revenue and loss before income taxes included in discontinued operations are as follows:

	For the Years Ended April 30,
	2005	2004
Revenues	$2,304,897	$3,410,975

Income (Loss) Before Income Taxes	$(1,023,349)	$(790,424)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Inver Grove Heights, State of Minnesota, on August 25, 2005.

MedicalCV, Inc.

By	/s/ Marc P. Flores
Marc P. Flores, President, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

President, Chief Executive Officer and
/s/ Marc P. Flores	Director (Principal Executive Officer)	August 25, 2005
Marc P. Flores

Vice President, Finance and Chief
/s/ John H. Jungbauer	Financial Officer (Principal Accounting
John H. Jungbauer	Officer and Principal Financial Officer)	August 25, 2005

Director
Susan L. Critzer

Director
Larry G. Haimovitch

*	Chairman of the Board
Lawrence L. Horsch

*	Director
David B. Kaysen

*	Director
Paul K. Miller

Director
J. Robert Paulson, Jr.

* By	/s/ John H. Jungbauer	August 25, 2005
John H. Jungbauer Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.13

Warrant Agreement to purchase 330,933 shares of common stock issued by the Registrant to PKM Properties, LLC, dated February 3, 2004 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29, 2004 (File No. 000-33295)).

10.14	Letter Agreement between the Registrant and Lawrence L. Horsch, dated effective August 19, 2003 (incorporated by reference to our Annual Report on Form 10-KSB filed on July 29,

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

10.42

Warrant Agreement issued to PKM Properties, LLC, dated February 16, 2005, effective March 3, 2005 (incorporated by reference or our Current Report on Form 8-K/A filed on March 9, 2005 (File No. 000-33295)).

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

23	Consent of Independent Registered Public Accounting Firm.*
24	Power of Attorney (included on signature page to Form 10-KSB).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

* Previously filed.