Form 10KSB/A
period 2005-04-30
MEDICALCV INC
filed 2005-12-07
CIK 1144284

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

Common Stock ($0.01 par value)
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders held September 22, 2005.

PURPOSE OF AMENDMENT

The following items are being amended in this Form 10-KSB/A:  Items 5, 6 and 7.  In addition to addressing certain typographical errors, this amendment is being filed (1) to address a transposition error in the provision recorded during fiscal year 2005 to reduce the carrying value of heart valves in MD&A, (2) to conform cash used in operating activities during fiscal year 2005 in MD&A to the entry in the financial statements, (3) to amend an MD&A reference to the increase in inventory during fiscal year 2005, (4) to amend a subtotal that does not properly foot on the statement of operations, (5) to amend an erroneous caption on a discontinued operations chart within footnote 4 to the financial statements, and (6) to amend various entries on a stock option chart within footnote 9 to the financial statements.  The first and second of these matters were previously addressed on our Form 10-KSB/A filed on August 25, 2005.

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

Sales of Unregistered Securities during the Fourth Quarter of Fiscal Year 2005

On March 3, 2005, we entered into a February 2005 Credit Agreement with PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, one of our directors and the largest beneficial owner of our securities.  The Agreement provided for a $500,000 discretionary credit facility under which PKM made available to us up to $500,000 in the form of loans bearing interest in 10 percent per year.  Principal and interest were due on the amounts borrowed no later than June 16, 2005.  This debt and the other amounts we borrowed from PKM were collateralized by substantially all of our assets.  A February 2005 Discretionary Credit Note reflected this indebtedness.  As additional consideration, we issued to PKM a ten-year warrant for the purchase of 750,000 shares of our common stock at an exercise price of $0.50 per share.  We also acknowledged a fourth amendment to the first amended and restated subordination and intercreditor agreement by and between PKM and Peter L. Hauser (“Hauser”).  We also paid legal and administrative expenses of $19,142 incurred by PKM in this transaction.  We repaid this note plus accrued interest in April 2005.

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

Accounts Receivable Allowance.  In determining the adequacy of our allowance for doubtful accounts, management considers a number of factors, including the aging of our receivable portfolio, customer payment trends, the financial condition of our customers and economic conditions in our customers’ countries.  Our analysis in determining the allowance for doubtful accounts is performed by management on a customer-by-customer basis.  Although our recorded allowance includes our best estimates, we cannot predict the resolution of these matters with certainty.  As of April 30, 2005 and 2004, our allowance for doubtful accounts was $196,521 and $102,869, respectively.  Because our accounts receivable all resulted from sales of heart valves, all accounts receivable and the allowance are reported as a component of our current assets of discontinued operations.

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

Engineering and Regulatory.  Engineering and regulatory expenses increased to $1,581,016 for fiscal year 2005, compared to $910,646 for fiscal year 2004.  The increase in these costs reflected increased development efforts related to the atrial fibrillation technology purchased during fiscal year 2004.  Payroll, consulting and travel expense increases aggregating $347,339, along with increased patent prosecution and defense expenses of $144,000, were the major contributors to the increased engineering expenses for fiscal year 2005.

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

Net cash used in operating activities increased $1,821,745 from $3,716,592 in fiscal year 2004 to $5,538,337 in fiscal year 2005.  The use of cash in operations in both fiscal years was primarily due to net losses of $19,094,872 in fiscal year 2005 and $6,238,990 in fiscal year 2004.  The cash effect of the net loss for fiscal year 2005 was partially offset by non-cash expenses of $10,373,158 associated with the issuance of warrants to purchase common stock in fiscal year 2005 as described below, non-cash charges related to depreciation of $315,225, stock-based compensation of $249,729, an increase in the provision for bad debt of $220,281, and a provision for inventory excess/obsolescence of $2,573,656 and common stock issued for services of $128,075.  The provisions for bad debts and excess/obsolete inventories resulted from our decision, in the fourth quarter of fiscal year 2005, to discontinue the sale of heart valves.  Increases in inventory of $283,622 and a reduction in accounts receivable of $717,829, offset by decreases in accounts payable of $906,964 and increases in prepaid expenses of $271,928, were the other main contributors to the net cash used in fiscal year 2005.  The decrease in accounts payable related directly to our decision to discontinue the manufacture of heart valves and the fact that we raised sufficient capital in the fourth quarter of fiscal year 2005 to pay balances that were past due.  The increase in prepaid expenses related principally to our purchase of additional product liability insurance to continue our coverage for heart valves sold prior to our exit from the business.  The cash effect of the net loss for fiscal year 2004 was offset by non-cash expenses of interest expense related to issued warrants and amortization of loan costs of $1,726,268 and other non-cash expenses, including $314,056 for depreciation, a $125,563 increase in the provision for bad debt, stock-based compensation of $75,592 and stock issued for services of $34,000.  Increases in accounts payable of $603,443 and reductions in inventory of $138,352, offset by a decrease in accrued expenses of $546,868, were the other main contributors to the net cash used in fiscal year 2004.

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

MEDICALCV, INC.

Statements of Operations

	Year Ended April 30,
	2005	2004
Operating expenses, continuing operations:
Sales and marketing	$1,109,801	$—
General and administrative	4,070,123	2,395,062
Engineering and regulatory	1,581,016	910,646
Total operating expenses	$6,760,940	$3,305,708
Loss from operations	$(6,760,940)	$(3,305,708)
Other (expense) income:
Interest expense	(5,618,230)	(918,027)
Interest income	22,994	4,993
Other (expense) income	(5,715,347)	(1,229,824)
Total other expense	$(11,310,583)	$(2,142,858)

Loss from continuing operations	$(18,071,523)	$(5,448,566)
Loss from discontinued operations	(1,023,349)	(790,424)
Net Loss	$(19,094,872)	$(6,238,990)

Basic and diluted loss per share-Continuing Operations	$(1.70)	$(0.68)
Basic and diluted loss per share-Discontinued Operations	(0.09)	(0.10)
Basic and diluted net loss per share	(1.79)	(0.78)

Weighted average shares used in computing basic and diluted net loss per share	10,653,492	8,046,736

MEDICALCV, INC.

Statements of Cash Flows

	Year Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(19,094,872)	$(6,238,990)
Adjustments to reconcile net loss to net cash used in operating activities:	0
Depreciation	315,225	314,056
Provision for doubtful accounts	220,281	12,649
Provision for inventory obsolescence	2,573,656	125,563
Common stock sold below market value to director	—	63,428
Warrant expense related to purchase of technology	18,373	38,930
Common stock issued for services	128,075	34,000
Stock-based compensation	249,729	75,592
Interest and other expense related to issued warrants and amortization of loan origination costs	5,117,929	1,726,268
Increase in fair value of puttable warrants	5,721,562	—
Changes in assets and liabilities:
Accounts receivable	717,829	(35,055)
Inventories	(283,622)	138,352
Prepaid expenses and other assets	(271,928)	(27,960)
Accounts payable	(906,964)	603,443
Accrued expenses	(43,610)	(546,868)
Net cash used in operating activities	$(5,538,337)	$(3,716,592)

Cash flows from investing activities:
Purchase of property, plant and equipment	$(218,666)	$(81,434)
Proceeds from the sale of property, plant and equipment	23,123	—
Net cash used in investing activities	$(195,543)	$(81,434)

Cash flows from financing activities:
Borrowing on long-term debt	1,425,000	3,150,000
Payments of term debt	(1,000,000)	(150,000)
Deferred financing costs	—	(11,616)
Proceeds from the issuance of common stock and warrants	2,000,608	1,618,424
Proceeds from the issuance of preferred stock and warrants	13,603,000	—
Proceeds from option exercise	2,500	—
Principal payments under capital lease obligations	—	(42,069)
Principal payments under related party lease obligations	(319,288)	(291,084)
Net cash provided by financing activities	$15,711,820	$4,273,655

Net increase in cash and cash equivalents	9,977,940	475,629
Cash and cash equivalents at beginning of year	659,856	184,227
Cash and cash equivalents at end of period	$10,637,796	$659,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$457,342	$396,442
Non-cash financing services:
Related party and other debt converted to preferred stock	4,368,333	—
Accrued interest converted to preferred stock	33,667	—

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Changes in Shareholders’ Equity (Deficit)

			Additional	Deferred
	Common Stock		Paid-In	Stock Based	(Accumulated
	Shares	Amount	Capital	Compensation	Deficit)	Total

Ending Balance, April 30, 2003	7,843,834	$78,438	$16,613,337	$(4,610)	$(17,073,095)	$(385,930)

Net Loss					(6,238,990)	(6,238,990)
Amortization of stock-based compensation				2,677		2,677
Common stock issued to board member	85,714	857	122,571			123,428
Issuance of stock options to non-employees			72,915			72,915
Warrants issued to related parties			1,740,560			1,740,560
Warrants issued for technology purchase			31,280			31,280
Issuance of common stock for technology purchase	15,000	150	7,500			7,650
Issuance of common stock for financial services	55,522	555	33,445			34,000
Common stock issued in connection with private placement	1,189,863	11,899	1,546,525			1,558,424

Total, April 30, 2004	9,189,933	$91,899	$20,168,133	$(1,933)	$(23,312,085)	(3,053,986)

Net Loss					(19,094,872)	(19,094,872)
Amortization of stock based compensation				1,933		1,933
Issuance of common stock and warrants, net of offering costs	1,540,900	15,409	1,985,199			2,000,608
Stock option exercises	6,250	63	2,437			2,500
Warrants issued in connection with technology purchase			18,373			18,373
Stock compensation expense			247,796			247,796
Warrants issued in connection with short term financing			711,337			711,337
Warrants issued in connection with convertible debt			58,253			58,253
Beneficial conversion feature associated with convertible debt			68,000			68,000
Common stock issued for services	112,500	1,125	126,950			128,075

Total, April 30, 2005	10,849,583	$108,496	$23,386,478	$—	$(42,406,957)	$(18,911,983)

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

In connection with the October 2004 Discretionary Credit Agreement, the Company entered into an intellectual property security agreement with PKM pursuant to which PKM was granted a security interest in all of the Company’s intellectual property.  The Company and its creditors agreed to an amendment to the first amended and restated subordination and inter-creditor agreement by and between PKM and Hauser.  Pursuant to this agreement, proceeds borrowed under the October 2004 Discretionary Credit Agreement were deemed “senior debt.”  Further, PKM, pursuant to a waiver agreement, waived past defaults under the January 2003 Discretionary Credit Agreement and the November 2003 Credit Agreement.  These defaults involved the late payments of interest and failure to send periodic financial statements.  As additional consideration for the October 2004 Discretionary Credit Agreement, the Company issued to PKM a warrant with a ten-year term to purchase 34,014 shares of the Company common stock at a per share exercise price of $1.47.  The warrant contains anti-dilution provisions.  The allocated fair value of the newly issued warrant was $42,986 and was accounted for as a discount on the borrowings.  This discount, which was presented as a reduction of the carrying value of the debt on the balance sheet was amortized as interest expense over the original four-month term of the debt.

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

Scheduled maturities of the related party lease obligation are as follows:

Year Ending April 30,	Amount

2006	311,155
2007	324,183
2008	334,784
2009	366,198
2010	350,783
Thereafter	1,449,029
$3,136,132

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

During the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company closed on the private sale of 2,730,763 units for $1.47 per unit.  Each unit consisted of one share of common stock and one five-year warrant to purchase a common share for $1.60 per share.  Proceeds from the offering, net of offering costs of $455,190, were $3,559,032.  In addition to cash commissions included in the offering costs, the Company issued to the private placement agent and finder five-year warrants to purchase an aggregate of 313,650 units at $1.8375 per unit.  As a result of anti-dilution adjustments through April 30, 2005, these warrants are exercisable for 937,215 units at $0.67 per unit.

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

The following table summarizes information about stock options outstanding and exercisable at April 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.30 – $1.76	7,700,684	9.20	$0.93	460,243	$1.22
$2.16 – $5.00	548,484	4.34	$2.16	496,956	$1.43
	8,249,168			957,199

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Inver Grove Heights, State of Minnesota, on December 7, 2005.

MedicalCV, Inc.

By	/s/ Marc P. Flores
Marc P. Flores, President, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

President, Chief Executive Officer and
/s/ Marc P. Flores	Director (Principal Executive Officer)	December 7, 2005
Marc P. Flores

Vice President, Finance and Chief
/s/ John H. Jungbauer	Financial Officer (Principal Accounting
John H. Jungbauer	Officer and Principal Financial Officer)	December 7, 2005

Chairperson of the Board
Susan L. Critzer

Director
Larry G. Haimovitch

*	Director
Lawrence L. Horsch

*	Director
David B. Kaysen

*	Director
Paul K. Miller

Director
J. Robert Paulson, Jr.

*	By	/s/ John H. Jungbauer	December 7, 2005
John H. Jungbauer
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

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