Form 10QSB/A
period 2005-07-31
MEDICALCV INC
filed 2005-12-07
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

PURPOSE OF AMENDMENT

The following Part I items are being amended in this Form 10-QSB/A:  Items 1 and 2.  In addition to addressing certain typographical errors and stylistic matters, this amendment is being filed to amend (1) diluted earnings (loss) per share from continuing operations for the three months ended July 31, 2005, on the statements of operations, (2) pro forma diluted earnings (loss) per share for the three months ended July 31, 2005, on a chart within footnote 3 to the financial statements, and (3) income (loss) before income taxes for the three months ended July 31, 2004, on a chart within footnote 5 to the financial statements.

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

MEDICALCV, INC.

Statements of Operations

(unaudited)

	Three months ended July 31,
	2005	2004
Operating expenses, continuing operations:
Sales and marketing	$105,217	$—
General and administrative	763,329	868,785
Research and Development	403,225	—
Engineering and regulatory	—	312,210
Total operating expenses	1,271,771	1,180,995
Loss from operations	(1,271,771)	(1,180,995)
Other income (expense):
Decrease in warrant liability	6,453,938	—
Interest income	68,962	2,840
Interest expense	(79,036)	(180,420)
Other income (expense)	1,060	312
Total other income (expense)	6,444,924	(177,268)

Income (loss) from continuing operations	5,173,153	(1,358,263)
Income (loss) from discontinued operations	(102,969)	103,607
Net Income (loss)	$5,070,184	$(1,254,656)

Basic and dilutive loss to common shareholders
Net income (loss)	$5,070,184	$(1,254,656)
Convertible preferred stock dividends	(218,633)	—
Net income (loss) to common shareholders	$4,851,551	$(1,254,656)

Earning (loss) per share - Continuing operations
Basic	$0.47	$(0.14)
Diluted	(0.06)	(0.14)

Earning (loss) per share - Discontinured operations
Basic	(0.01)	0.01
Diluted	(0.01)	0.01

Earnings (loss) per share
Basic	0.44	(0.13)
Diluted	(0.07)	(0.13)

Weighted average shares used
Basic	11,024,420	9,489,670
Diluted	21,393,743	9,489,670

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

	Three months ended July 31,
	2005	2004
Net income (loss) to common shareholders	$4,851,551	$(1,254,656)
Less: Pro forma stock based employee compensation cost	(382,181)	(43,501)

Net income (loss) — pro forma	$4,469,370	$(1,298,157)

Basic earnings (loss) per share
As reported	$.44	$(.13)
Pro forma	.41	(.13)

Diluted earnings (loss) per share
As reported	(.07)	(.14)
Pro forma	(.09)	(.14)

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

	Three months ended July 31,
	2005	2004
Net income (loss) to common shareholders for basic (loss) earnings per share	$4,851,551	$(1,254,656)

Effect of dilutive securities:

Decrease in warrant liability	(6,453,938)	—

Net income (loss) to common shareholders for diluted (loss) earnings per share	$(1,602,387)	$(1,254,656)

	Three months ended July 31,
	2005	2004
Weighted average shares for basic (loss) earnings per share	11,024,420	9,489,670
Effect of dilutive securities:
Shares issuable under warrant agreements	10,369,323	—
Weighted average shares for diluted (loss) earnings per share	21,393,743	9,489,670

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

Valve business revenue and loss before income taxes included in discontinued operations are as follows:

	For Three Months Ended July 31,
	2005	2004
Revenues	$338,333	$795,503

Income (loss) before income taxes	$(102,969)	$103,607

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

Net cash used in operating activities increased $445,381 to $1,262,239 in the quarter ended July 31, 2005, from $816,858 in the quarter ended July 31, 2004.  The use of cash in operations in the first quarter of fiscal year 2005 was primarily due to net losses of $1,602,386, before the non-cash adjustment to the fair value of the warrant liability.  The use of cash in operations in the first quarter of fiscal year 2004 was primarily due to net losses of $1,254,656.

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

Net cash used by financing activities was $253,071 in the quarter ended July 31, 2005, and consisted mainly of principal payments on the related party lease obligation of $35,563 and the payment of the preferred dividend of $218,633.  Net cash provided by financing activities was $1,475,899 in the quarter ended July 31, 2004, and consisted of net proceeds from the sale of common stock of $2,002,907, offset by principal payments on related parties leases of $37,928, and payments on term debt of $500,000.

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

PART II

OTHER INFORMATION

ITEM 6                  EXHIBITS

See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 7, 2005.

MedicalCV, Inc.

By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

By	/s/ John H. Jungbauer
John H. Jungbauer
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amended Non-Qualified Stock Option Agreement issued to John H. Jungbauer, dated November 18, 2004. *

10.2	Lease Termination Agreement entered into by and between PKM Properties, LLC and the Company, dated June 29, 2005. *

10.3	Employment Agreement by and between Marc P. Flores and the Company, dated August 9, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed August 9, 2005 (File No. 000-33295)).

10.4	Employment Agreement by and between John H. Jungbauer and the Company, dated August 9, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed August 9, 2005 (File No. 000-33295)).

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