Form 10QSB
period 2005-10-31
MEDICALCV INC
filed 2005-12-14
CIK 1144284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

Yes  ☐  No  ☒

As of December 14, 2005, the issuer had outstanding 11,513,333 shares of common stock and 17,705 shares of convertible preferred stock.

Transitional Small Business Disclosure Format (check one)   ☐ Yes   ☒ No

PART I

FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

MEDICALCV, INC.

Balance Sheets

	October 31,	April 30,
	2005	2005
	(unaudited)
ASSETS

Cash and cash equivalents	$7,589,391	$10,637,796
Prepaid expenses and other assets	120,566	199,978
Current assets of discontinued operations	44,891	875,648
Total current assets	7,754,848	11,713,422

Property, plant and equipment, net	1,005,352	827,791
Deferred financing costs, net	54,587	58,226
Other long-term assets	30,798	30,798
Non-current assets of discontinued operations	367,799	367,799
Total assets	$9,213,384	$12,998,036

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable	$248,992	$399,588
Current portion of related party lease obligations	290,303	311,155
Accrued expenses	213,410	179,095
Current liabilities of discontinued operations	10,300	202,595
Total current liabilities	763,005	1,092,433
Fair value of puttable warrants	20,716,507	27,992,609
Related party lease obligations, less current portion	2,729,176	2,824,977
Total liabilities	$24,208,688	$31,910,019

Commitments and contingencies

5% series A redeemable, convertible preferred stock; $.01 par value; stated value $1,000; 19,000 shares authorized; 17,705 and 18,035 shares issued and outstanding as of October 31, 2005 and April 30, 2005, respectively	—	—

Shareholders’ deficit:
Common stock; $.01 par value; 240,000,000 and 95,000,000 shares authorized as of October 31,2005 and April 30, 2005 respectively; 11,513,333 and 10,849,583 shares issued and outstanding as of October 31, 2005 and April 30, 2005, respectively	115,133	108,496
Preferred stock; $.01 par value; 9,981,000 and 0 shares authorized as of October 31,2005 and April 30, 2005 respectively; 0 shares issued and outstanding as of October 31, 2005 and April 30, 2005, respectively	—	—
Additional paid-in capital	23,380,500	23,386,478
Accumulated deficit	(38,490,937)	(42,406,957)
Total shareholders’ deficit	(14,995,304)	(18,911,983)
Total liabilities and shareholders’ deficit	$9,213,384	$12,998,036

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Operations

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004

Operating expenses, continuing operations:
Sales and marketing	$28,617	$—	$133,834	$—
General and administrative	721,251	874,070	1,484,580	1,742,855
Research and development	789,450	—	1,192,675	—
Engineering and regulatory	—	385,967	—	698,177
Total operating expenses	1,539,318	1,260,037	2,811,089	2,441,032
Loss from operations	(1,539,318)	(1,260,037)	(2,811,089)	(2,441,032)
Other income (expense):
Decrease in warrant liability	822,164	—	7,276,102	—
Interest income	77,068	815	146,030	3,655
Interest expense	(21,043)	(112,354)	(100,079)	(292,774)
Other income (expense)	(4,664)	2,660	(3,604)	2,972
Total other income (expense)	873,525	(108,879)	7,318,449	(286,147)

Income (loss) from continuing operations	(665,793)	(1,368,916)	4,507,360	(2,727,179)
Income (loss) from discontinued operations	(46,681)	(1,191,454)	(149,650)	(1,087,847)
Net income (loss)	$(712,474)	$(2,560,370)	$4,357,710	$(3,815,026)

Basic and dilutive income (loss) to common shareholders
Net income (loss)	(712,474)	(2,560,370)	4,357,710	(3,815,026)
Convertible preferred stock dividends	(223,058)	—	(441,691)	—
Net income (loss) to common shareholders	$(935,532)	$(2,560,370)	$3,916,019	$(3,815,026)

Earning (loss) per share - Continuing operations
Basic	$(0.06)	$(0.13)	$0.40	$(0.26)
Diluted	(0.06)	(0.13)	(0.13)	(0.26)

Earning (loss) per share - Discontinured operations
Basic	(0.00)	(0.11)	(0.01)	(0.10)
Diluted	(0.00)	(0.11)	(0.01)	(0.10)

Earnings (loss) per share
Basic	(0.08)	(0.24)	0.35	(0.36)
Diluted	(0.08)	(0.24)	(0.16)	(0.36)

Weighted average shares used
Basic	11,411,811	10,730,833	11,218,116	10,554,969
Diluted	11,411,811	10,730,833	21,241,795	10,554,969

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Cash Flows

(unaudited)

	Six months ended October 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$4,357,710	$(3,815,026)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	129,793	144,067
Decrease in warrant liability	(7,276,102)	—
Provision for doubtful accounts	23,935	117,412
Provision for inventory obsolescence	—	1,277,691
Stock-based compensation	—	903
Interest and other expense related to issued warrants and amortization of loan origination costs	—	14,292
Changes in assets and liabilities:
Accounts receivable	—	577,823
Inventories	—	(84,768)
Prepaid expenses and other assets	889,783	98,850
Accounts payable	(150,596)	(32,562)
Accrued expenses	(157,980)	45,348
Net cash used in operating activities	(2,183,457)	(1,655,970)

Cash flows from investing activities:
Purchase of property, plant and equipment	(307,264)	(12,169)
Proceeds from the sale of property, plant and equipment	—	23,123
Purchase of other long-term assets	—	(152,500)
Net cash used in investing activities	(307,264)	(141,546)

Cash flows from financing activities:
Payments of term debt	—	(500,000)
Deferred financing costs	—	12,739
Proceeds from the issuance of common stock and warrants, net of offering costs	—	2,000,608
Preferred dividend paid	(441,691)	—
Proceeds from exercise of options	660	—
Principal payments under related party lease obligations	(116,653)	(136,155)
Net cash provided by (used in) financing activities	(557,684)	1,377,192

Net decrease in cash and cash equivalents	(3,048,405)	(420,324)
Cash and cash equivalents at beginning of year	10,637,796	659,856
Cash and cash equivalents at end of period	$7,589,391	$239,532

Supplemental disclosure of cash flow information:

Cash paid for interest	$105,667	$112,829

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

The balance sheet as of October 31, 2005, the statements of operations for the three and six months ended October 31, 2005 and 2004, and the statements of cash flows for the six months ended October 31, 2005 and 2004 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2006.

(2)                                 Going Concern

The Company’s financial statements for the quarter ended October 31, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At October 31, 2005, the Company had an accumulated deficit of $38,490,937.  Although the Company raised funds through the sale of convertible preferred stock in the last quarter of fiscal year 2005, the level of cash required for operations during fiscal year 2006 is difficult to predict, and management anticipates that development of its new products will require additional capital by the first quarter of fiscal year 2007.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional debt or equity financing as it continues development of new products.  However, the Company may not be able to obtain such financing on acceptable terms or at all.  If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised FAS No. 123, “Share-Based Payment (revised 2004)” (FAS No. 123R), which supersedes APB No. 25 and amends FAS No. 123 to require companies to expense the value of stock-based compensation plans. Additionally, FAS 123R, once adopted, disallows the use of the prospective transition method permitted by FAS No. 148. FAS 123R is effective as of the beginning of the first interim reporting period that begins after the Company’s fiscal year ending April 30, 2006.

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

	For the Periods Ended October 31,
	Three Months		Six Months
	2005	2004	2005	2004
Net income (loss) to common shareholders	$(935,532)	$(2,560,370)	$3,916,019	$(3,815,026)

Less: Pro-forma stock-based employee compensation cost	(419,096)	(100,462)	(801,277)	(143,963)

Net income (loss) – pro forma	(1,354,628)	(2,660,832)	3,114,742	(3,958,989)

Basic earnings (loss) per common share
As reported	(.08)	(.24)	.35	(.36)
Pro forma	(.12)	(.25)	.28	(.38)

Diluted loss per common share
As reported	(.08)	(.24)	(.16)	(.36)
Pro forma	(.12)	(.25)	(.20)	(.38)

(4)                                 Earnings (loss) per Share

Earnings (loss) per common share are computed under the provisions of SFAS No. 128, “Earnings Per Share.”  Basic earnings (loss) per common share are computed using net income (loss) and the weighted-average number of shares of common stock outstanding.  Diluted earnings (loss) per common share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the three-month periods ended October 31, 2005 and October 31, 2004 and the six-month period ended October 31, 2004 since the potentially dilutive shares are anti-dilutive to net loss per common share.  Potentially dilutive shares excluded from the calculation of diluted net loss per common share related to outstanding stock options and warrants totaling 10,917,514 in 2005 and outstanding stock options and warrants totaling 2,329,730 in 2004.

	Six months ended October 31,
	2005	2004
Net income (loss) to common shareholders for basic earnings per common share	$3,916,019	$(3,815,026)

Effect of dilutive securities:

Decrease in warrant liability	(7,276,102)	—

Net loss to common shareholders for diluted loss per common share	$(3,360,083)	$(3,815,026)

	Six months ended October 31,
	2005	2004
Weighted average shares for basic (loss) earnings per common share	11,218,116	10,554,969
Effect of dilutive securities:
Shares issuable under warrant agreements	10,023,679	—
Weighted average shares for diluted (loss) earnings per common share	21,241,795	10,554,969

The warrants are considered a common stock equivalent as they are potentially dilutive because they can be settled in common stock.

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

As a result of the Company’s discontinuance of the heart valve business, the Company made a determination during the fourth quarter of fiscal year 2005 that the remaining assets of the heart valve operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  (SFAS No. 144)  Pursuant to SFAS No. 144, the Company ceased depreciation of property and equipment held for sale and evaluated whether any of the long-lived assets of the discontinued heart valve business were impaired.  Based upon the estimated selling prices of these assets, management concluded that the carrying value of these assets was not impaired.  Management expects the disposition of these assets will be resolved in the third quarter.  As of October 31, 2005 and April 30, 2005, the carrying value of the remaining net assets of the heart valve business is reported as assets of discontinued operations on the Company’s balance sheet.  In connection with this decision to discontinue the sale of heart valves, the Company reduced the carrying value of certain excess inventories, resulting in a provision recorded during fiscal year 2005 of $2,573,656.  This provision was included in the 2005 loss from discontinued operations.

Valve business revenue and loss before income taxes included in discontinued operations are as follows:

	For the Periods Ended October 31,
	Three Months		Six Months
	2005	2004	2005	2004
Revenues	$—	$459,627	$338,333	$1,255,130

Loss before income taxes	(46,681)	(1,119,454)	(149,650)	(1,087,847)

The carrying amounts and major classes of the assets and liabilities, which are presented as assets and liabilities of discontinued operations on the accompanying balance sheet as of October 31, 2005 and April 30, 2005, are as follows:

	October 31, 2005	April 30, 2005
ASSETS
Accounts receivable, net of allowance of $37,909 and $196,521 at October 31, 2005 and April 30, 2005, respectively	$—	$557,291
Inventories	—	228,665
Prepaid expenses	44,891	89,692
Total current assets of discontinued operations	$44,891	$875,648

Property, plant and equipment, net	$188,145	$188,145
Other long-term assets	179,654	179,654
Total non-current assets of discontinued operations	$367,799	$367,799

LIABILITIES
Accounts payable	$—	$192,295
Accrued expenses	10,300	10,300
Total current liabilities of discontinued operations	$10,300	$202,595

Net assets of discontinued operations	$402,390	$1,040,852

(6)                                 Restructuring and Severance Charges

In the quarter ended July 31, 2004 (the first quarter of fiscal year 2005), the Company restructured its executive management team, resulting in the termination of two employees, which resulted in a charge of approximately $214,000 to general and administrative expenses.  This charge represented the amount of future severance payments due to these former employees.  During the quarter ended October 31, 2004, the Company terminated an additional five employees in an effort to reduce operating costs.  This restructuring resulted in approximately $46,000 of additional severance costs, which were charged to general and administrative expense.  In the quarter ended January 31, 2005, the Company terminated an additional eleven employees resulting in approximately $48,000 of severance costs charged to general and administrative expense.  During the quarter ended July 31, 2005 (the first quarter of fiscal year 2006), the Company entered into a separation agreement with an employee, resulting in a charge to general and administrative expense for severance pay of $40,382. The Company paid all amounts due to these former employees by September 30, 2005.

Total

Restructuring charges fiscal year 2005	$308,000
Cash usage fiscal year 2005	(283,166)
Balance as of April 30, 2005	$24,834
Severance charges first quarter of fiscal year 2006	40,382
Cash usage first quarter of fiscal year 2006	(37,414)
Balance as of July 31, 2005	$27,802
Cash usage second quarter of fiscal year 2006	$(27,802)
Balance as of October 31, 2005	$—

(7)                                 Equity Sale

Common Stock and Warrants

During the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company completed the private sale of 2,730,763 units for $1.47 per unit.  Each unit consisted of one share of common stock and one five-year warrant to purchase a common share for $1.60 per share.  Proceeds from the offering, net of offering costs of $452,892, were $3,561,330.  In addition to cash commissions included in the offering costs, the Company issued to the private placement agent and finder five-year warrants to purchase an aggregate of 218,461 units at $1.8375 per unit.  As a result of anti-dilution adjustments through October 31, 2005, these warrants are exercisable for 599,137 units at $0.67 per unit.

Preferred Stock and Warrants

On April 1, 2005, under the terms of a Securities Purchase Agreement with accredited investors, the Company issued 18,035 shares of 5% Series A Redeemable Convertible Preferred Stock to such investors, warrants for the purchase of 27,052,500 shares of common stock to such investors exercisable at $0.50 per share, and warrants for the purchase in the aggregate of 1,635,960 shares of common stock to the placement agent and finder exercisable at $0.50 per share. These warrants have a term of five years. The preferred stock, which is non-voting, has a stated value of $1,000 and accrues cumulative dividends at a rate of 5 percent of this stated value annually.  Dividends are payable quarterly but may, at the option of the Company, be added to the stated value rather than paid in cash, if certain conditions are met.  Each share of preferred stock is convertible into the number of shares of common stock equal to the $1,000 stated value divided by $0.50, subject to anti-dilution adjustments.  As of October 31, 2005, there were 17,705 preferred shares outstanding, which may be converted into 35,410,000 shares of common stock, subject to anti-dilution adjustments.

In certain circumstances, the Company may have the option to require the preferred stockholders to convert their shares into common stock.  In the event of a fundamental transaction, as defined, the preferred shareholders have the right to require the Company to redeem the preferred shares at their stated value, including any accrued but unpaid dividends.  In the event of certain defaults, the preferred shareholders have the right to require the Company to redeem the preferred shares at 110 percent of their stated value, including any accrued but unpaid dividends.  As a result of these redemption provisions, the carrying value of these preferred shares is considered to be redeemable and is reported as a “mezzanine” instrument on the Company’s balance sheet beginning on April 30, 2005.  The aggregate fair value of the preferred stock outstanding was $11,331,200 on October 31, 2005.  However, the carrying value of this redeemable preferred stock is zero, net of a discount associated with the warrants issued to the shareholders, the placement agent and finder, as described below.

If the Company, at any time while shares of preferred stock are outstanding, issues any common stock or any common stock equivalents entitling any person to acquire shares of common stock at a price per share less than the conversion price, then the conversion price will automatically adjust to the lowest conversion, exchange or purchase price for such common stock or common stock equivalents.

In addition, the following events could result in a reduction to the conversion price of the preferred stock:  (1) stock dividends and splits, (2) changes in the exercise or conversion price of outstanding warrants, rights, options or convertible securities, and (3) fundamental transactions (as defined), including a merger, consolidation, sale of substantially all assets, tender offer, exchange offer, reclassification of the Company’s common stock, or compulsory share exchange.

The following issuances are excepted from application of these anti-dilution provisions:  (1) issuances of securities upon the exercise or conversion of any common stock or common stock equivalent issued prior to the issuance of the preferred stock, (2) grants of common stock equivalents under duly authorized stock option, restricted stock or stock purchase plans, and the issuance of common stock in respect thereof, (3) issuances of securities pursuant to the transaction documents (as defined), (4) the issuance of up to an aggregate of 1,680,000 shares of common stock underlying warrants to the Company’s placement agent and its finder as compensation in connection with the issuance of the preferred stock, (5) the issuance of an aggregate of 10,000,000 shares of common stock or common stock equivalents in connection with strategic transactions (as defined), of which up to 3,000,000 shares of common stock or common stock equivalents may be issued in connection with strategic transactions not approved by the Company’s shareholders, (6) the issuance of up to an aggregate of 1,000,000 shares of common stock or common stock equivalents to the Company’s primary landlord in connection with any restructuring of its headquarters’ lease, and (7) the issuance of up to an aggregate of 8,171,000 shares of common stock pursuant to options that may be issued to members of the Company’s management.

The preferred stock is not currently redeemable at the option of the preferred stockholders or at the Company’s option.  The preferred stock will become redeemable, at a price per share equal to 110 percent of the stated value plus any accrued but unpaid dividends, at the option of the preferred stockholders in the following conditions:

•                                          If we fail to comply with terms of the securities purchase agreement, the preferred stock, the certificate of designation relating to the preferred stock, the registration rights agreement, the escrow agreement, the warrants or any other documents or agreements executed in connection with the preferred stock transaction (the “transaction documents”), or

•                                          If (1) at least 25 percent of the shares of preferred stock are outstanding, (2) the Company enters into any agreement with respect to a change in control transaction (as defined), including a fundamental transaction (as defined), (3) the Company does not obtain the affirmative vote of the holders of at least a majority of the shares of preferred stock then outstanding for the change in control transaction, and (4) the equity conditions (as defined) are not satisfied with respect to all of the shares of common stock then issuable on account of all outstanding shares of preferred stock.

Although it is possible that, in the future, the Company will sell or merge the Company or fail to comply with the terms of the transaction documents, at this time, the Company does not believe that it is probable that these conditions will occur.  The Company does not believe redemption is probable because it believes it is in compliance with terms of the transaction documents and we are not presently engaged in any activities that suggest that a sale or merger of the Company is probable.

Consistent with EITF Topic D-98, because the Company does not believe that redemption is probable, it has not accreted the carrying value of the preferred stock to its redemption value.  However, the Company has disclosed and will continue to disclose the aggregate liquidation value of the preferred stock.  If redemption becomes probable, the Company will accrete the carrying value of the preferred stock to its redemption value and charge paid-in capital (based upon the absence of retained earnings).  If there are subsequent increases or decreases in the redemption value of the preferred stock, the Company will also record such increases and decreases as charges to paid-in capital.

In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors whereby it agreed to prepare and file with the SEC registration statements covering the resale of all registrable securities on a continuous basis, and to use the Company’s best efforts to keep the registration statement effective until the earlier of the fifth anniversary after its effective date or the date on which all of such securities have been sold or may be sold by the holders pursuant to SEC Rule 144(k).  Such registration statement(s) are at the expense of the Company.  If a registration statement is not filed on or before its filing date, or a registration statement is not declared effective on or before a required effectiveness date, or, after its effective date, a registration statement ceases to be effective for more than an aggregate of 40 trading days in any 12-month period, the Company has agreed to pay each preferred shareholder an amount as liquidated damages equal to 1.5 percent of the aggregate investment amount originally paid by the holder for shares pursuant to the securities purchase agreement and on each monthly anniversary of the Company’s failure to effect such registration (in the aggregate, this equates to approximately $9,000 per day).  There is no cap on the amount of liquidated damages the Company may be required to pay under this agreement.

The Company has also agreed to customary provisions with respect to the indemnification of investors, their officers, directors, agents, investment advisors, partners, members and employees and controlling persons against losses and expenses incurred or arising out of untrue or alleged untrue statements of material fact in any registration statement or prospectus, and the holders have agreed to indemnify the Company, its directors, officers, agents, employees and controlling persons against losses arising out of an investor’s failure to comply with prospectus delivery requirements or any untrue statement of material fact in any registration statement or prospectus furnished by an investor in writing for use therein.

The significant terms of each settlement alternative, including the entity that controls such alternative, are set forth below.

The preferred stock is convertible into common stock at the then applicable conversion ratio, at the option of a holder, at any time.  In general, the number of shares of common stock that may be acquired by a holder upon any conversion of preferred stock is limited to the extent necessary to ensure that, following such conversion, the total number of shares then beneficially owned by such holder does not exceed 9.999% of the total number of issued and outstanding shares of common stock.

All, but not less than all, of the outstanding preferred stock also is convertible into common stock at the then applicable conversion ratio, at the Company’s option, in either of the following scenarios:  if (A) following the second anniversary of the issuance of the preferred stock, (1) the daily volume weighted average price of the common stock for each of 20 consecutive trading days is greater than $1.50, (2) the daily trading volume of the common stock on its trading market is at least 40,000 shares during such period, and (3) all of the equity conditions (as defined) are satisfied, or (B) the Company closes an underwritten public offering of its common stock at a price per share of at least $4.00 and receive gross proceeds in such offering of not less than $15,000,000.  If the 9.999% limitation described above would restrict the ability of a holder to convert the full amount of its preferred stock, then the conversion notice the Company would send to such holder would be deemed automatically amended to apply only to such portion as may be converted.

Upon any liquidation, dissolultion or winding-up, whether voluntary or involuntary, by operation of law or otherwise, the holders of the preferred stock would be entitled to receive out of the Company’s assets for each share of preferred stock an amount equal to the stated value per share before any distribution or payment is made to the holders of any junior securities.

In addition, at each holder’s option and request, any successor to the Company or surviving entity in a fundamental transaction (as defined), will either issue to such holder shares of preferred stock having rights, privileges and preferences substantially similar to the rights, privileges and preferences of the preferred stock, or purchase the preferred stock from the holder for a purchase price equal to the sum of (1) the greater of (A) the stated value of the preferred stock held by such holder and (B) the stated value of the preferred stock divided by the applicable conversion price multiplied by the applicable closing price, and (2) all then accrued and unpaid dividends, liquidated damages and other amounts owing in respect of such preferred stock.

The Company is required to register the common shares underlying the preferred stock conversion option and the purchaser warrants.  If the Company does not meet certain registration deadlines, the preferred stockholders will be entitled to liquidated damages, as defined.  In the event of a fundamental transaction, as defined, the warrants issued to the preferred shareholders, the placement agent and finder, all provide the warrant holders with the right to put the warrants to the Company for cash in an amount equal to the fair value of the warrants, as determined using the Black-Scholes option pricing model.  As a result of this put right, the warrants are reported at their fair value as a liability on the Company’s balance sheet beginning on April 30, 2005, and future changes in the fair value of the warrant will result in charges or benefits to the Company’s results of operations. The fair value of these warrants upon closing of the preferred stock sale was $22,271,047.  Because the fair value of these warrants at April 30, 2005, exceeded the proceeds received in the preferred stock and warrant issuances, the excess of the fair value of the warrants over the proceeds received (including the converted debt) was recognized as an interest charge of $4,266,047 upon closing.  During the period between closing and April 30, 2005, the fair value of these warrants increased to $27,992,609.  The Company reported this $5,721,562 increase in fair value as other expense in the fourth quarter of fiscal year 2005. During the quarters ended July 31, 2005 and October 31, 2005, the fair value of these warrants decreased to $21,538,671 and $20,716,507, respectively. The Company reported the $6,453,938 and $822,164 decrease in fair value as a decrease in warrant liability in other income (expense) in the first and second quarters of fiscal year 2006.

The Company measured the fair value of the warrant liability using the Black Scholes option pricing model. The Company will continue to value the warrants using this model in future periods. The Company believes this is the appropriate valuation model because the redemption terms of the warrants provide for the holders to put them to the Company at their fair value as measured using the Black Scholes model.  The assumptions used to value the warrants when they were issued on April 1, 2005 and when they were valued at the end of the Company’s 2005 fiscal year (April 30, 2005) and at October 31, 2005 are as follows:

	April 1, 2005 and April 30, 2005	October 31, 2005
Term	5 years	4.5 years
Expected volatility	116%	129%
Risk-free interest rate	4.24%	4.22%
Expected dividend yield	0	0

The terms related to changes in the exercise price of the warrants are set forth below.

If the Company, at any time while the warrants are outstanding, issue any common stock or any common stock equivalents entitling any person to acquire shares of common stock at a price per share less than the exercise price, then the exercise price will automatically adjust to the lowest conversion, exchange or purchase price for such common stock or common stock equivalents.

In addition, the following events could result in a reduction to the exercise price of the warrants:  (1) stock dividends and splits, (2) changes in the exercise or conversion price of outstanding warrants, rights, options or convertible securities, and (3) fundamental transactions (as defined), including a merger, consolidation, sale of substantially all assets, tender offer, exchange offer, reclassification of the Company’s common stock, or compulsory share exchange.

The following issuances are excepted from application of these anti-dilution provisions:  (1) issuances of securities upon the exercise or conversion of any common stock or common stock equivalent issued prior to the issuance of the preferred stock, (2) grants of common stock equivalents under duly authorized stock option, restricted stock or stock purchase plans, and the issuance of common stock in respect thereof, (3) issuances of securities pursuant to the transaction documents (as defined), (4) the issuance of up to an aggregate of 1,680,000 shares of common stock underlying warrants to the Company’s placement agent and its finder as compensation in connection with the issuance of the preferred stock, (5) the issuance of an aggregate of 10,000,000 shares of common stock or common stock equivalents in connection with strategic transactions (as defined), of which up to 3,000,000 shares of common stock or common stock equivalents may be issued in connection with strategic transactions not approved by the Company’s shareholders, (6) the issuance of up to an aggregate of 1,000,000 shares of common stock or common stock equivalents to our primary landlord in connection with any restructuring of our headquarters’ lease, and (7) the issuance of up to an aggregate of 8,171,000 shares of common stock pursuant to options that may be issued to members of the Company’s management.

As the events that could trigger a reduction in the exercise price are contingent and currently not probable there has been no reduction to the exercise price of the warrants to date.  In the event that one of the events described above becomes probable, the measurement of the effect of the change in the exercise price of the warrant liability will be measured and recorded through the Company’s periodic mark-to-market adjustment of the warrant liability.

The Company obtained gross cash proceeds of $13,603,000 at the closing (net of $30,000 in legal fees which were withheld by the lead investor).  The Company also converted $4,402,000 of indebtedness into the above-referenced securities.  The Company incurred cash offering costs of $817,980, including agent commissions, a finder’s fee and out-of-pocket expense reimbursements to certain third parties.  The Company also paid legal and administrative expenses of $18,086 incurred by PKM Properties, LLC (“PKM”) in this transaction.  PKM is an entity controlled by Paul K. Miller.  Mr. Miller serves on the Company’s Board of Directors and is our largest shareholder.

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

The following table summarizes net sales by geographic area:

	Six Months Ended October 31,
	2005	2004
	(unaudited)
Europe	$279,435	$600,317
Middle East		346,088
Far East		15,424
United States	58,898	260,398
Other		32,903
TOTALS	$338,333	$1,255,130

All sales listed in the table above relate to heart valves, a product the Company no longer sells.  These sales are reported as part of discontinued operations.  The last sale occurred in May 2005, as such there were no reported revenues in the quarter ended October 31, 2005.

(9)                                 Employment Contracts

In August 2005, the Company entered into an employment agreement with its President and CEO and its Vice President, Finance and CFO.  Both contracts give the executive and the Company the right to terminate the contract with or without cause with sixty (60) day written notice.  The contracts also contain a provision for lump sum payments of up to twelve months severance if the executive is terminated without cause by the Company or for good reason by the executive as defined in the contracts.  The contracts also contain various other provisions.

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

Overview

Our core technology is the ATRILAZETM Surgical Ablation System for use in cardiac tissue ablation procedures in open-heart surgery.  We acquired this technology in August 2003 and received FDA 510(k) clearance in November 2004.  The AtriLaze system is currently being utilized as a potential means to treat atrial fibrillation in concomitant open-heart surgical procedures.

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

With our presence in the cardiovascular surgery market, we intend during the next 12 to 18 months to define the market and develop a stand-alone, minimally invasive (closed-chest, beating heart) surgical procedure for ablating cardiac tissue as a potential means to treat AF.

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

Although our AtriLaze system is being used by cardiovascular surgeons at select centers to ablate cardiac tissue in human concomitant open-heart surgical procedures, we have not generated any revenue from these procedures.  We have been providing our AtriLaze system to these surgeons at no cost for proof-of-concept in the clinical setting, prior to commencing clinical sales of our AtriLaze system.  We were validating our technology with key cardiovascular surgeons in concomitant open-heart procedures for the first half of fiscal year 2006.  We expect to begin selling hand-held devices for these procedures on a limited basis beginning in the second half of fiscal year 2006.  We do not expect significant revenue until we introduce a version of our AtriLaze system for stand-alone, minimally invasive (closed-chest, beating heart) ablation of cardiac tissue.

MedicalCV was incorporated in Minnesota on March 30, 1992, under the name CV Dynamics, Inc.

Periods Ended October 31, 2005 and 2004

Critical Accounting Policies

For discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB, as amended, for the fiscal year ended April 30, 2005.

In June, 2005 the Financial Accounting Standards Board (FASB) issued DIG Issue B 38.  This implementation issue requires companies to assess whether puts and calls embedded in financial contracts, require that the host contract and embedded derivative be bifurcated and valued separately.  DIG Issue B 38 specifically addresses debt host contracts.

At the time we sold our preferred stock instrument we concluded that it is an equity host contract.  We also concluded that DIG Issue B 38, which is effective for fiscal periods beginning after December 15, 2005, will not apply to the put obligation embedded in our preferred stock.

Results of Operations for the Three Months Ended October 31, 2005 and 2004

Sales and Marketing.  Sales and marketing expenses in the quarter ended October 31, 2005 were $28,617 compared to $0 in the same period last fiscal year. Sales and marketing expenses for the quarter ended October 31, 2005 were comprised of expenses related to the marketing of our AtriLaze product. Sales and marketing expenses for the quarter ended October 31, 2004, related entirely to heart valve sales and were classified as part of discontinued operations in fiscal year 2005.

General and Administrative.  General and administrative expenses for the quarter ended October 31, 2005, were $721,251 compared to $874,070 in the prior year.  The major components in the reduction in general and administrative expense were a reduction in outside consulting fees of $257,000 and a reduction in severance costs of $46,000.  These reductions were offset by increases in personnel costs of $117,000 and increased travel expense of $34,000.

Research and Development / Engineering and Regulatory.  Consistent with our decision to exit the heart valve business and focus on our AtriLaze product, we have included our Engineering and Regulatory expenditures in Research and Development for the quarter ended October 31, 2005.  As a result of this, research and development expenses for the quarter ended October 31, 2005 were $789,450 compared to $0 in the prior year.  Engineering and regulatory expenses for the quarter ended October 31, 2005 were $0 compared to $385,967 in the prior year.  The increase in total research and development/engineering and regulatory expenses was attributable to increased personnel costs of $57,000, increased outside consulting fees of $98,000, increased advisory board fees and expenses of $83,000, increased material costs of $50,000, increases in clinical studies of $77,000 and increased travel expense of $44,000.

Other (Expense) Income.  Interest expense totaled $21,043 in the quarter ended October 31, 2005, compared to $112,354 in the comparable period last fiscal year.  The decrease in interest expense was due to the decreased amount of borrowings outstanding.  Due to the decrease in our stock price at October 31, 2005, we recorded a reduction to the fair value of our warrant liability of $822,164 during the quarter ended October 31, 2005.  The accounting for the warrants issued in connection with our April 1, 2005, preferred stock sale is discussed more fully in Liquidity and Capital Resources on the following pages.  Interest income for the quarter ended October 31, 2005 was $77,068 compared to $815 for the quarter ended October 31, 2004.  The increase was due to the additional cash available for investment in fiscal year 2006.

Income Tax Provision.  In light of our history of operating losses, we have historically recorded a valuation allowance to fully offset our deferred tax assets.  We have continued to provide a full valuation allowance through the second quarter of fiscal year 2006 due to the inherent uncertainty about our ability to generate the sufficient taxable income to realize these deferred tax assets.  We have recorded no tax provision in the current period due to net operating losses generated for income tax reporting purposes.

Results of Operations for the Six Months Ended October 31, 2005 and 2004

Sales and Marketing.  Sales and marketing expenses for the six months ended October 31, 2005 were $133,834 compared to $0 in the same period last fiscal year.  As previously noted, sales and marketing expenses for the six months ended October 31, 2005 and 2004, related entirely to heart valve sales and were reclassified as part of discontinued operations.

General and Administrative.  General and administrative expenses for the six months ended October 31, 2005, were $1,484,580 compared to $1,742,855 for the same period in the prior year.  Reductions in severance expense of $220,000 and reductions in outside consulting fees of $203,000 were in part offset by increases in salaries, travel and director fees and expenses.

Research and Development / Engineering and Regulatory.  Consistent with our decision to exit the heart valve business and focus on our AtriLaze product, we have included our Engineering and Regulatory expenditures in Research and Development for the six months ended October 31, 2005.  As a result of this, research and development/engineering and regulatory expenses for the six months ended October 31, 2005 were $1,192,675 compared to $698,177 for the same period in the prior year.  Increased spending on salaries, clinical studies, materials, consulting and travel comprised the increase in spending.

Other (Expense) Income.  Interest expense totaled $100,079 in the six months ended October 31, 2005, compared to $292,774 in the comparable period last fiscal year.  The decrease in interest expense was due to the decreased amount of borrowings outstanding after our last financing activity.  Due to the decrease in our stock price at October 31, 2005, we recorded a reduction to the fair value of our warrant liability of $7,276,102 during the six months ended October 31, 2005.  The accounting for the warrants issued in connection with our April 1, 2005, preferred stock sale is discussed more fully in Liquidity and Capital Resources on the following pages.  Interest income totaled $146,030 for the six months ended October 31, 2005 compared to $3,655 for the same period in the previous fiscal year.  The increase was due to a greater amount of cash available in fiscal year 2006.

Income Tax Provision.  In light of our history of operating losses, we have historically recorded a valuation allowance to fully offset our deferred tax assets.  We have continued to provide a full valuation allowance through the six months of fiscal year 2006 due to the inherent uncertainty about our ability to generate the sufficient taxable income to realize these deferred tax assets.  We have recorded no tax provision in the six month period due to net operating losses generated for income tax reporting purposes.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $7,589,391 at October 31, 2005, from $10,637,796 at April 30, 2005.  This decrease in cash and cash equivalents of $3,048,405 was due to the following:

Net cash used in operating activities	$(2,183,457)
Net cash used in investing activities	(307,264)
Net cash used in by financing activities	(557,684)
Net decrease	$(3,048,405)

Net cash used for operating activities increased $527,487 to $2,183,457 for the six months ended October 31, 2005, from $1,655,970 for the six months ended October 31, 2004.  The use of cash in operations for the first six months of fiscal year 2006 was primarily due to net losses of $2,918,392, before the non-cash adjustment to the fair value of the warrant liability.  The use of cash in operations for the first six months of fiscal year 2005 was primarily due to net losses of $3,815,026, partially offset by net non-cash adjustments of $1,554,365, relating primarily to an increase in the inventory and bad debt provisions and depreciation.  The net decrease in cash flows from operating activities was also partially offset by changes in operating assets and liabilities of $604,691, relating primarily to decreases in accounts receivable and prepaid expenses, net of an increase in inventories produced.

Net cash used in investing activities was $307,264 for the six months ended October 31, 2005.  This was attributable to purchases of equipment to be used in the clinical studies for our atrial fibrillation product and the purchase of a new computer and accounting system as well as computer upgrades for research and administrative personnel. Net cash used in investing activities for the six-month period ended October 31, 2004, totaled $141,546.  We used $152,500 to purchase equipment that we will use to support customers of our initial atrial fibrillation product.  The funds used will be partially offset by the proceeds from the sale of other equipment.

Net cash used by financing activities was $557,684 for the six months ended October 31, 2005, and consisted mainly of principal payments on the related party lease obligation of $116,653 and the payment of the preferred dividend of $441,691.  Net cash provided by financing activities was $1,377,192 for the six months ended October 31, 2004, and consisted primarily of net proceeds from the sale of common stock and warrants of $2,000,608, offset by principal payments on related parties leases of $136,155, and payments on term debt of $500,000.

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

On April 1, 2005, under the terms of a Securities Purchase Agreement with accredited investors, we issued 18,035 shares of 5% Series A Redeemable Convertible Preferred Stock to such investors, warrants for the purchase of 27,052,500 shares of common stock to such investors, and warrants for the purchase in the aggregate of 1,635,960 shares of common stock to the placement agent and finder.  Each share of preferred stock is convertible into the number of shares of common stock equal to the $1,000 stated value divided by $0.50, subject to anti-dilution adjustments.  As of October 31, 2005, there were 17,705 preferred shares outstanding, which may be converted into 35,410,000 shares of common stock, subject to anti-dilution adjustments..

The preferred stock, which is non-voting, has a stated value of $1,000 and accrues cumulative dividends at a rate of 5 percent of this stated value annually.  Dividends are payable quarterly but may, at our option, be added to the stated value rather than paid in cash, if certain conditions are met.  The preferred stock, including any accrued dividends, are convertible, at the option of the holders, into shares of common stock at a conversion price of $0.50 per share.  In certain circumstances, we may have the option to require the preferred stockholders to convert their shares into common stock.  In the event of a fundamental transaction, as defined, the preferred shareholders have the right to require us to redeem the preferred shares at their stated value, including any accrued but unpaid dividends.  In the event of certain defaults, the preferred shareholders have the right to require us to redeem the preferred shares at 110 percent their stated value, including any accrued but unpaid dividends.  As a result of these redemption provisions, the carrying value of these preferred shares is considered to be redeemable and is reported as a “mezzanine” instrument on our balance sheet beginning on April 30, 2005.  The aggregate liquidation value of these redeemable preferred shares at October 31, 2005, was $17,779,039.  However, the carrying value of this redeemable preferred stock at October 31, 2005, was zero, net of a discount associated with the warrants issued to the shareholders, the placement agent and the finder, as described below.

In connection with the preferred stock sale, we issued the preferred stock purchasers warrants for the purchase of 27,052,500 shares of common stock at $0.50 per share, and we also issued warrants for the purchase of 1,635,960 common shares at $0.50 per share to the preferred stock placement agent and finder.  These warrants have a term of five years.  We are required to register the common shares underlying the preferred stock conversion option and the purchaser warrants.  If we do not meet certain registration deadlines, the preferred stockholders will be entitled to liquidated damages, as defined.  In the event of a fundamental transaction, as defined, the warrants issued to the preferred shareholders, the placement agent and finder, all provide the warrant holders with the right to put the warrants to us for cash in an amount equal to the fair value of the warrants, as determined using the Black Scholes option pricing model.  As a result of this put right, the warrants are reported at their fair value as a liability on our balance sheet beginning on April 30, 2005, and future changes in the fair value of the warrant will result in charges or benefits to our results of operations. The fair value of these warrants upon closing of the preferred stock sale was $22,271,047.  Because the fair value of these warrants at April 30, 2005, exceeded the proceeds received in the preferred stock and warrant issuances, the excess of the fair value of the warrants over the proceeds received (including the converted debt) was recognized as an interest charge of $4,266,047 upon closing.  During the period between closing and April 30, 2005, the fair value of these warrants increased to $27,992,609.  We have reported this $5,721,562 increase in fair value as other expense in the fourth quarter of fiscal year 2005.  During the six months ended October 31, 2005, the fair value of these warrants decreased to $20,716,507.  We have reported this $7,276,102 decrease in fair value as decrease in warrant liability in other income (expense) in the first six months of fiscal year 2006.

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

We have been progressing on our business plan at a more rapid rate than originally contemplated.  Our cash balance of $7,589,390 at October 31, 2005 is in line with the original plan, but we have accelerated the hiring of our Vice President of Sales and taken other steps to go to market in the second half of FY 2006.  This will result in an acceleration of our cash utilization in the coming months.  Management now estimates the cash-on-hand at October 31, 2005 will last into the first quarter of fiscal year 2007.

Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•                                          sales of our products are not achieved;

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

Clinical Studies.  We entered into agreements with several large institutions to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreements run through fiscal year 2006.  In general, recipients of clinical study payments were required to utilize our products in order to complete their studies and collect and submit data according to a study protocol.  As of October 31, 2005, we had accrued, but not paid, $10,300 for clinical study payments.  In April 2005, we announced our exit from the mechanical heart valve business.  We have assigned any financial responsibility for studies outside the United States to our former distributors.

Accrued Severance.  As part of the change in our strategic plan, we have changed personnel and eliminated certain positions; we are making severance payments to former officers and employees.  As of October 31, 2005, our obligations were paid in full.

Total
Restructuring charges fiscal year 2005	$308,000
Cash usage	(283,166)
Balance as of April 30, 2005	$24,834
Adjustments to provision	40,382
Cash usage first quarter of fiscal year 2006	(37,414)
Balance as of July 31, 2005	$27,802
Cash usage second quarter of fiscal year 2006	(27,802)
Balance as of October 31, 2005	$—

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

The following table summarizes our contractual obligation as of October 31, 2005, excluding payments that are contingent upon achievement of future development of sales milestones, as described above:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation(1)	$2,873,700	$370,800	$746,235	$1,756,665
Clinical Studies	10,300	10,300	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$2,884,000	$381,100	$746,235	$1,756,665

(1)                                  Future payments include interest due.

Qualitative and Quantitative Disclosures about Market Risk

We have discontinued sales of the heart valve and are focusing all of our resources on the development and introduction of our ATRILAZE Surgical Ablation System.  Sales in fiscal year 2006 are not expected to be material, and we expect that any sales will be in the United States denominated in U.S. dollars.  Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments.  In June 2005, we placed a majority of our temporarily idle cash in a fund managed by a large brokerage firm.  This fund buys, sells and holds interest rate sensitive investments.  If investors in the fund tried to redeem a significant portion of their shares simultaneously, the fund might be forced to sell investments below cost and we could incur a loss of principal in addition to a reduction or loss of interest.  Based on the current nature and levels of our investments and debt, however, we believe that we currently have no material market risk exposure.

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

PART II

OTHER INFORMATION

ITEM 4                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meting of Shareholders was held on September 22, 2005.  Four proposals were submitted to shareholders for approval, each of which passed with voting results as follows:

(1)                                  To elect directors for the ensuing year and until their successors shall be elected and duly qualified.

Name	For	Withhold Authority
Susan L. Critzer	6,818,325	561,720
Marc P. Flores	6,832,395	547,650
Larry G. Haimovitch	6,834,825	545,220
Lawrence L. Horsch	6,817,625	562,420
David B. Kaysen	6,835,325	544,720
Paul K. Miller	6,818,325	561,720
J. Robert Paulson, Jr.	6,835,325	544,720

(2)                                  To amend our Restated Articles of Incorporation to increase the number of authorized shares from 100,000,000 to 250,000,000.

For	Against	Abstain	Non-Vote
6,231,813	1,140,232	8,000	0

(3)                                  To adopt the Amended and Restated 2001 Equity Incentive Plan.

For	Against	Abstain	Non-Vote
4,180,920	633,750	535,412	2,029,963

(4)                                  To adopt the 2005 Director Stock Option Plan.

For	Against	Abstain	Non-Vote
4,177,850	644,020	528,212	2,029,963

ITEM 5                                OTHER INFORMATION

Entry into a Material Definitive Agreement

Amendments to Management Option Agreements

On December 13, 2005, the Compensation Committee of our Board of Directors approved our entry into amendments to stock options issued to members of management on April 1, 2005.  In particular, the amendments retroactively restate the vesting schedules of such options as follows:  (1) 25% on the first anniversary of the date of grant and (2) 6.25% on each subsequent quarterly anniversary.  As a result of these amendments, such options will still vest in full on the fourth anniversary of the date of grant, but incremental vesting after the first anniversary of the date of grant will be on a quarterly, rather than an annual, basis.

Each of our executive officers (Marc P. Flores, John H. Jungbauer, Adam L. Berman, Robert W. Clapp and Dennis E. Steger) holds an option that will be so amended as set forth below:

Name of Optionee	Number of Shares	Exercise Price Per Share	Expiration Date

Marc P. Flores	3,440,348	$0.89	4/1/2012

John H. Jungbauer	1,290,131	$0.89	4/1/2012

Adam L. Berman	645,065	$0.89	4/1/2012

Robert W. Clapp	645,065	$0.89	4/1/2012

Dennis E. Steger	215,022	$0.89	4/1/2012

The foregoing description is qualified in its entirety by reference to the form of stock option amendment, which appears as Exhibit 10.7 to this Quarterly Report on Form 10-QSB.

ITEM 6           EXHIBITS

See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: December 14, 2005	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

	By	/s/ John H. Jungbauer
John H. Jungbauer
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as Amended (incorporated by reference to our Current Report on Form 8-K, filed September 23, 2005 (File No. 000-33295)).

4.1	Reference is made to Exhibit 3.1.

10.1	Employment Agreement by and between Marc P. Flores and the Company, dated August 9, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed August 9, 2005 (File No. 000-33295)).

10.2	Employment Agreement by and between John H. Jungbauer and the Company, dated August 9, 2005 (incorporated by reference to our Current Report on Form 8-K/A, filed August 9, 2005 (File No. 000-33295)).

10.3

Form of Non-Qualified Stock Option Agreement Issued to Executive Officers and Other Key Employees (incorporated by reference to our Current Report on Form 8-K/A, filed August 9, 2005 (File No. 000-33295)).

10.4	Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed August 25, 2005 (File No. 000-33295)).

10.5	2005 Director Stock Option Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement), filed August 25, 2005 (File No. 000-33295)).

10.6

Form of Non-Employee Director Stock Option Agreement issuable under the 2005 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K, filed September 23, 2005 (File No. 000-33295)).

10.7	Form of Stock Option Amendment, dated December 13, 2005.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.