Form 10QSB/A
period 2005-07-31
MEDICALCV INC
filed 2006-01-05
CIK 1144284

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

PURPOSE OF AMENDMENT

The following Part I item is being amended in this Form 10-QSB/A:  Item 1.  This amendment is being filed to disclose the nature and effect of a previously disclosed amendment to our financial statements within footnote 4 to the financial statements contained herein.

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

The Company restated dilutive earnings (loss) per share from continuing operations for the three months ended July 31, 2005, to correct a computational error.  The effect of the restatement was to decrease dilutive earnings per share from continuing operations by $0.30.  This change had no impact on net income available to common shareholders for the three months ended July 31, 2005, or total shareholder deficit at July 31, 2005.

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

PART II

OTHER INFORMATION

ITEM 6                  EXHIBITS

See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 5, 2006.

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