Form 10KSB/A
period 2005-04-30
MEDICALCV INC
filed 2006-03-17
CIK 1144284

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

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005, to reflect a correction in the classification of certain items in our statement of operations for the fiscal year ended April 30, 2005, and to report a material weakness in our internal control over financial reporting.

We have restated our financial statements for the fiscal year ended April 30, 2005, to correct the classification of certain sales and marketing expenses and certain general and administrative expenses from continuing operations to discontinued operations.  See Note 16 of the Notes to Financial Statements.  The costs for which the classification has been corrected are related directly to our discontinued heart valve business.  The correction in classifications had no effect on our net loss or net loss per share, nor any effect on our balance sheet, statement of changes in shareholders’ equity (deficit) or statement of cash flows.  This Form 10-KSB/A amends only Items 6, 7 and 8A.  The remaining items are unaffected by the correction in classification, have not been updated and are not reproduced in this Form 10-KSB/A.  In addition, this Form 10-KSB/A contains currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

TABLE OF CONTENTS

PART II

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7	FINANCIAL STATEMENTS
ITEM 8A	CONTROLS AND PROCEDURES

SIGNATURES
INDEX TO EXHIBITS

i

PART II

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

Restatement

As discussed in Note 16 to our financial statements, we restated our financial statements for the fiscal year ended April 30, 2005, to correct the classification of certain sales and marketing expenses and certain general and administrative expenses from continuing operations to discontinued operations.  The costs for which the classification has been corrected are related directly to our discontinued heart valve business.  The correction in classifications had no effect on our net loss or net loss per share, nor any effect on our balance sheet, statement of changes in shareholders’ equity (deficit) or statement of cash flows.  The “Results of Operations for the Fiscal Years Ended April 30, 2005 and 2004” section of this Management’s Discussion and Analysis or Plan of Operation has been corrected to reflect this restatement.

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

In June 2005, the Financial Accounting Standards Board (FASB) issued DIG Issue B 38.  This implementation issue requires companies to assess whether puts and calls embedded in financial contracts, require that the host contract and embedded derivative be bifurcated and valued separately.  DIG Issue B 38 specifically addresses debt host contracts.

At the time we sold our preferred stock instrument we concluded that it was an equity host contract.  Because DIG Issue B 38 does not apply to puts embedded in equity contracts, we also concluded that DIG Issue B 38, which is effective for fiscal periods beginning after December 15, 2005, did not apply to the put obligation embedded in our preferred stock.

Results of Operations for the Fiscal Years Ended April 30, 2005 and 2004

Sales and Marketing, Continuing Operations.  For fiscal year 2005, sales and marketing expenses of continuing operations totaled $317,386, compared to $0 in fiscal year 2004.  The increase in sales and marketing expenses was attributable to spending related to marketing the ATRILAZE system which began in fiscal year 2005.  Sales and marketing expenses in fiscal year 2004 related entirely to the heart valve business.

General and Administrative, Continuing Operations.  For fiscal year 2005, general and administrative expenses totaled $4,012,506 compared to $2,395,062 in fiscal year 2004.  The major contributors to the increase in general and administrative expenses were expenses related to debt and convertible preferred stock fundraising activities and severance costs incurred in fiscal year 2005.  Increases in costs related to fundraising activities included an increase in legal fees of $324,558, an increase in other professional fees of $815,664 and an increase in travel costs of $164,502.  Severance and expenses related to changes in personnel totaled $267,533.

Engineering and Regulatory, Continuing Operations.  Engineering and regulatory expenses increased to $1,581,016 for fiscal year 2005, compared to $910,646 for fiscal year 2004.  The increase in these costs reflected increased development efforts related to the atrial fibrillation technology purchased during fiscal year 2004.  Payroll, consulting and travel expense increases aggregating $347,339, along with increased patent prosecution and defense expenses of $144,000, were the major contributors to the increased engineering expenses for fiscal year 2005.

Loss from Continuing Operations.  For fiscal year 2005, our loss from continuing operations totaled $17,221,491.  For fiscal year 2004, our loss from continuing operations totaled $5,448,566.  The increase in loss from continuing operations resulted from the increase in operating expenses discussed above.

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

Loss from Discontinued Operations.  For fiscal year 2005, we recorded a loss from our discontinued heart valve operations of $1,873,381, compared to a loss of $790,424 for fiscal year 2004.  Revenues included in the loss from discontinued operations totaled $2,304,897 and $3,410,975 for fiscal years 2005 and 2004, respectively.  The increase in the loss from discontinued operations resulted primarily from the decline in revenues and a $2,573,656 provision recorded during fiscal year 2005 to reduce the carrying value of heart valves. This inventory provision was primarily related to a decrease in sales and our decision to discontinue the sale of heart valves.

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

Total
Restructuring charges	$182,000
Cash usage	—
Balance as of July 31, 2004	$182,000
Adjustments to provision	46,000
Cash usage	93,239
Balance as of October 31, 2004	$134,761
Adjustments to provision	48,000
Cash usage	116,808
Balance as of January 31, 2005	$65,953
Adjustments to provision	32,000
Cash usage	73,119
Balance as of April 30, 2005	$24,834

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

As discussed in Note 16, the Company has restated its financial statements for the year ended April 30, 2005.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
July 8, 2005, except as to Notes 4, 13 and 16 for which the date is March 10, 2006

MEDICALCV, INC.

Balance Sheets

	April 30,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$10,637,796	$659,856
Prepaid expenses and other assets	199,978	160,520
Current assets of discontinued operations	875,648	4,065,395
Total current assets	$11,713,422	$4,885,771

Property, plant and equipment, net	827,791	921,445
Deferred financing costs, net	58,226	74,605
Other long-term assets	30,798	—
Non-current assets of discontinued operations	367,799	214,173
Total assets	$12,998,036	$6,095,994

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$399,588	$175,833
Current portion of related party lease obligations	311,155	288,995
Note payable	—	485,708
Accrued expenses	179,095	226,414
Current liabilities of discontinued operations	202,595	1,363,272
Total current liabilities	$1,092,433	$2,540,222
Long-term debt with related parties	—	3,443,333
Fair value of puttable warrants	27,992,609	—
Related party lease obligations, less current portion	2,824,977	3,166,425
Total liabilities	$31,910,019	$9,149,980

Commitments and contingencies

5% series A redeemable convertible preferred stock; $.01 par value; 19,000 shares authorized; 18,035 and 0 shares issued and outstanding as of April 30, 2005 and 2004, respectively. Aggregate liquidation value, $18,109,116 at April 30, 2005	—	—

Shareholders’ deficit:
Common stock; $.01 par value; 95,000,000 shares authorized; 10,849,583 and 9,189,933 shares issued and outstanding as of April 30, 2005 and 2004, respectively	$108,496	$91,899
Additional paid-in capital	23,386,478	20,168,133
Deferred stock-based compensation	—	(1,933)
Accumulated deficit	(42,406,957)	(23,312,085)
Total shareholders’ deficit	$(18,911,983)	$(3,053,986)
Total liabilities, convertible preferred stock and shareholders’ deficit	$12,998,036	$6,095,994

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Operations

	Year Ended April 30,
	2005	2004
	(Restated)
Operating expenses, continuing operations:
Sales and marketing	$317,386	$—
General and administrative	4,012,506	2,395,062
Engineering and regulatory	1,581,016	910,646
Total operating expenses	$5,910,908	$3,305,708
Loss from operations	$(5,910,908)	$(3,305,708)
Other (expense) income:
Interest expense	(1,352,183)	(918,027)
Interest income	22,994	4,993
Other (expense) income	(9,981,394)	(1,229,824)
Total other expense	$(11,310,583)	$(2,142,858)

Loss from continuing operations	$(17,221,491)	$(5,448,566)
Loss from discontinued operations	(1,873,381)	(790,424)
Net Loss	$(19,094,872)	$(6,238,990)

Basic and diluted loss per share-Continuing Operations	$(1.62)	$(0.68)
Basic and diluted loss per share-Discontinued Operations	(0.17)	(0.10)
Basic and diluted net loss per share	(1.79)	(0.78)

Weighted average shares used in computing basic and diluted net loss per share	10,653,492	8,046,736

MEDICALCV, INC.

Statements of Cash Flows

	Year Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(19,094,872)	$(6,238,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	315,225	314,056
Provision for doubtful accounts	220,281	12,649
Provision for inventory obsolescence	2,573,656	125,563
Common stock sold below market value to director	—	63,428
Warrant expense related to purchase of technology	18,373	38,930
Common stock issued for services	128,075	34,000
Stock-based compensation	249,729	75,592
Interest and other expense related to issued warrants and amortization of loan origination costs	851,882	1,726,268
Increase in fair value of puttable warrants	9,987,609	—
Changes in assets and liabilities:
Accounts receivable	717,829	(35,055)
Inventories	(283,622)	138,352
Prepaid expenses and other assets	(271,928)	(27,960)
Accounts payable	(906,964)	603,443
Accrued expenses	(43,610)	(546,868)
Net cash used in operating activities	$(5,538,337)	$(3,716,592)

Cash flows from investing activities:
Purchase of property, plant and equipment	$(218,666)	$(81,434)
Proceeds from the sale of property, plant and equipment	23,123	—
Net cash used in investing activities	$(195,543)	$(81,434)

Cash flows from financing activities:
Borrowing on long-term debt	1,425,000	3,150,000
Payments of term debt	(1,000,000)	(150,000)
Deferred financing costs	—	(11,616)
Proceeds from the issuance of common stock and warrants	2,000,608	1,618,424
Proceeds from the issuance of preferred stock and warrants	13,603,000	—
Proceeds from option exercise	2,500	—
Principal payments under capital lease obligations	—	(42,069)
Principal payments under related party lease obligations	(319,288)	(291,084)
Net cash provided by financing activities	$15,711,820	$4,273,655

Net increase in cash and cash equivalents	9,977,940	475,629
Cash and cash equivalents at beginning of year	659,856	184,227
Cash and cash equivalents at end of period	$10,637,796	$659,856

Supplemental disclosure of cash flow information:
Cash paid for interest	$457,342	$396,442
Non-cash financing services:
Related party and other debt converted to preferred stock	4,368,333	—
Accrued interest converted to preferred stock	33,667	—

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Changes in Shareholders’ Equity (Deficit)

			Additional	Deferred
	Common Stock		Paid-In	Stock Based	(Accumulated
	Shares	Amount	Capital	Compensation	Deficit)	Total

Ending Balance, April 30, 2003	7,843,834	$78,438	$16,613,337	$(4,610)	$(17,073,095)	$(385,930)

Net Loss					(6,238,990)	(6,238,990)
Amortization of stock-based compensation				2,677		2,677
Common stock issued to board member	85,714	857	122,571			123,428
Issuance of stock options to non-employees			72,915			72,915
Warrants issued to related parties			1,740,560			1,740,560
Warrants issued for technology purchase			31,280			31,280
Issuance of common stock for technology purchase	15,000	150	7,500			7,650
Issuance of common stock for financial services	55,522	555	33,445			34,000
Common stock issued in connection with private placement	1,189,863	11,899	1,546,525			1,558,424

Total, April 30, 2004	9,189,933	$91,899	$20,168,133	$(1,933)	$(23,312,085)	(3,053,986)

Net Loss					(19,094,872)	(19,094,872)
Amortization of stock based compensation				1,933		1,933
Issuance of common stock and warrants, net of offering costs	1,540,900	15,409	1,985,199			2,000,608
Stock option exercises	6,250	63	2,437			2,500
Warrants issued in connection with technology purchase			18,373			18,373
Stock compensation expense			247,796			247,796
Warrants issued in connection with short term financing			711,337			711,337
Warrants issued in connection with convertible debt			58,253			58,253
Beneficial conversion feature associated with convertible debt			68,000			68,000
Common stock issued for services	112,500	1,125	126,950			128,075

Total, April 30, 2005	10,849,583	$108,496	$23,386,478	$—	$(42,406,957)	$(18,911,983)

MedicalCV, Inc.

Notes to Financial Statements

1.             Business Description and Going Concern

MedicalCV, Inc. (the “Company”) is a corporation engaged in the manufacture and marketing of cardiovascular surgery devices.  In April 2005, the Company elected to discontinue the sale of mechanical heart valves which had been the Company’s primary business and its sole source of revenues (see Note 4).  The Company’s operations are now primarily focused on the development of a technology platform for cardiac tissue ablation and the potential treatment of atrial fibrillation using a laser device.

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

Valve business revenue and loss before income taxes included in discontinued operations are as follows:

	For the Years Ended April 30,
	2005	2004
	(Restated)
Revenues	$2,304,897	$3,410,975

Income (Loss) Before Income Taxes	$(1,873,381)	$(790,424)

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

During the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company closed on the private sale of 2,730,763 units for $1.47 per unit.  Each unit consisted of one share of common stock and one five-year warrant to purchase a common share for $1.60 per share.  Proceeds from the offering, net of offering costs of $455,190, were $3,559,032.  In addition to cash commissions included in the offering costs, the Company issued to the private placement agent and finder five-year warrants to purchase an aggregate of 218,461 units at $1.8375 per unit.  As a result of anti-dilution adjustments through April 30, 2005, these warrants are exercisable for 599,137 units at $0.67 per unit.

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

In connection with the preferred stock sale, the Company issued the preferred stock purchasers warrants for the purchase of 27,052,500 shares of common stock at $0.50 per share, and the Company also issued warrants for the purchase of 1,635,960 common shares at $0.50 per share to the preferred stock placement agent and finder.  These warrants have a term of five years.  The Company is required to register the common shares underlying the preferred stock conversion option and the purchaser warrants.  If the Company does not meet certain registration deadlines, the preferred stockholders will be entitled to liquidated damages, as defined.  In the event of a fundamental transaction, as defined, the warrants issued to the preferred shareholders, the placement agent and the finder, all provide the warrant holders with the right to put the warrants to the Company for cash in an amount equal to the fair value of the warrants, as determined using the Black Scholes option pricing model.  As a result of this put right, the warrants are reported at their fair value as a liability on the Company’s balance sheet beginning on April 30, 2005 and future changes in the fair value of the warrant will result in charges or benefits to the Company’s results of operations. The fair value of these warrants upon closing of the preferred stock sale was $22,271,047.  Because the fair value of these warrants at April 30, 2005 exceeded the proceeds received in the preferred stock and warrant issuances, the excess of the fair value of the warrants over the proceeds received

(including the converted debt) has been recognized as other expense of approximately $4,266,047 upon closing.  In prior periods, this charge was reported as interest expense, but has been reclassified to other expense in these financial statements, consistent with guidance regarding the presentation of derivatives, as set forth in the December 1, 2005, Current Accounting and Disclosure Issues in the Division of Corporation Finance of the Securities and Exchange Commission.  During the period between closing and April 30, 2005, the fair value of these warrants increased to approximately $27,992,609.  The Company has reported this $5,721,562 increase in fair value as other expense in the fourth quarter of fiscal year 2005.

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

10.           Atrial Fibrillation Technology Purchase Agreement

In August 2003, the Company entered into a technology purchase agreement with LightWave and its principals relating to the acquisition of LightWave’s interests in technology consisting of a catheter/probe containing elements of optical fiber, coolant passages and other features for the purpose of delivering laser energy to the epicardial surface of the heart for cardiac tissue ablation and the potential treatment of atrial fibrillation.  The Company paid LightWave an initial standstill payment consisting of 15,000 shares of the Company’s common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in 2004 and 2005.  The Company will be obligated to pay $125,000 to LightWave within 45 days after the first commercial sale of the Company’s product in the United States or Europe to two or more parties and $385,000 within 45 days following the Company’s achievement of $1,500,000 of cumulative gross sales of disposable products.  In addition, during fiscal year 2004, the Company issued to LightWave a warrant for the purchase of 25,000 shares of common stock at closing and, during fiscal year 2005, a warrant for the purchase of 25,000 shares of common stock upon receiving FDA 510(k) clearance.  In addition, the Company is obligated to issue a warrant for the purchase of 25,000 shares of common stock upon a receipt of a U.S. utility patent covering the product and a warrant for the purchase of 25,000 shares of common stock upon the first commercial sale of the product.

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

13.           Restructuring Charge

In the quarter ended July 31, 2004 (the first quarter of fiscal year 2005), the Company restructured its executive management team, resulting in the termination of two employees, which resulted in a charge of approximately $182,000, to general and administrative expenses.  This charge represented the amount of future severance payments due to these former employees.  During the quarter ended October 31, 2004, the Company terminated an additional five employees in an effort to reduce operating costs.  This restructuring resulted in additional severance costs of approximately $46,000, of which $20,000 is included in general and administrative expenses and $26,000 (restated) is included in discontinued operations.  In the quarter ended January 31, 2005, the Company terminated an additional eleven employees resulting in approximately $48,000 of severance costs, of which $16,000 is included in general and administrative expenses and $32,000 (restated) is included in discontinued operations.  During the quarter ended April 30, 2005, the Company terminated two additional employees resulting in approximately $32,000 of severance costs charged to general and administrative expenses.  The Company paid all these severance amounts due to these former employees by September 2005.  As of April 30, 2005, $24,834 remained accrued but not paid.

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

16.           Restatement of Financial Statements

The Company has restated its financial statements for the fiscal year ended April 30, 2005, to correct the classification of certain sales and marketing expenses and certain general and administrative expenses from continuing operations to discontinued operations.  The costs for which the classification has been corrected are related directly to the Company’s discontinued heart valve business (see Note 4).  The Company has made the appropriate modifications to the statement of operations to give effect to the correction in classification of $729,415 of sales and marketing expenses and $57,617 of general and administrative expenses to discontinued operations.

The changes in classifications described above had no effect on the Company’s net loss or net loss per share, nor any effect on the Company’s balance sheet, statement of changes in shareholders’ equity (deficit) or statement of cash flows.  The table below presents the effect of these changes in classifications.

	As Previously Reported	As Restated
Operating expenses, continuing operations:
Sales and marketing	$1,109,801	$317,386
General and administrative	4,070,123	4,012,506
Engineering and regulatory	1,581,016	1,581,016
Total operating expenses	6,760,940	5,910,908
Loss from operations	(6,760,940)	(5,910,908)
Other (expense) income:
Interest expense	(1,352,183)	(1,352,183)
Interest income	22,994	22,994
Other (expense) income	(9,981,394)	(9,981,394)
Total other expense	(11,310,583)	(11,310,583)

Loss from continuing operations	(18,071,523)	(17,221,491)
Loss from discontinued operations	(1,023,349)	(1,873,381)
Net loss	$(19,094,872)	$(19,094,872)

Basic and diluted net loss per share – Continuing Operations	$(1.70)	$(1.62)
Basic and diluted net loss per share – Discontinued Operations	(.09)	(.17)
Basic and diluted net loss per share	$(1.79)	$(1.79)

ITEM 8A                CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As described in Note 16 to the financial statements, we identified errors in the presentation of our previously issued statements of operations.  As a result of these errors, we have restated our financial statements for the the quarter ended October 31, 2004 and the year ended April 30, 2005.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company's disclosure controls and procedures as of the end of the period covered in this Annual Report on Form 10-KSB/A. Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this Annual Report on Form 10-KSB/A.  To address the material weakness described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report.  Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has concluded that, as of April 30, 2005, we did not maintain effective controls over the preparation, review, presentation and disclosure of our statement of operations.  Specifically, our controls did not prevent or detect the incorrect presentation of certain expenses as part of continuing operations rather than as part of discontinued operations, in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our financial statements for the quarter ended October 31, 2004 and the year ended April 30, 2005.  Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of April 30, 2005.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

We have developed a plan to address this material weakness that includes adding additional professional accounting personnel.  On an interim basis, we engaged a senior financial consultant in February 2006 to provide an immediate expansion in our technical finance and accounting resources.  This individual will be retained until additional accounting personnel have been employed.  We will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.  Management believes that our plan to address this material weakness, when fully implemented, will remediate this material weakness.  Although we are not certain when the material weakness will be remediated, we will need a period of time over which to demonstrate that these controls are functioning appropriately to conclude that we have adequately remediated the material weakness.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Inver Grove Heights, State of Minnesota, on March 17, 2006.

MedicalCV, Inc.

By	/s/ Marc P. Flores
Marc P. Flores, President, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

President, Chief Executive Officer and
/s/ Marc P. Flores	Director (Principal Executive Officer)	March 17, 2006
Marc P. Flores

Vice President, Finance and Chief
/s/ John H. Jungbauer	Financial Officer (Principal Accounting
John H. Jungbauer	Officer and Principal Financial Officer)	March 17, 2006

Chairperson of the Board
Susan L. Critzer

Director
Larry G. Haimovitch

*	Director
Lawrence L. Horsch

*	Director
David B. Kaysen

*	Director
Paul K. Miller

Director
J. Robert Paulson, Jr.

*	By	/s/ John H. Jungbauer	March 17, 2006
John H. Jungbauer
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

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

23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on Signature page).
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.