Form 10QSB/A
period 2005-07-31
MEDICALCV INC
filed 2006-03-20
CIK 1144284

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-QSB/A for the quarterly period ended July 31, 2005, to conform note 6 to the financial statements to disclose the amounts of our restructuring charges that have been included in discontinued operations consistent with the presentation contained in our Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2005, and to report a material weakness in our internal control over financial reporting.

The revision to note 6 had no effect on our financial statements. This Form 10-QSB/A amends only Part I, Items 1 and 3. The remaining items are unaffected by this revision, have not been updated and are not reproduced in this Form 10-QSB/A. In addition, this Form 10-QSB/A contains currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

(6)                                 Restructuring and Severance Charges

In the quarter ended July 31, 2004 (the first quarter of fiscal year 2005), the Company restructured its executive management team, resulting in the termination of two employees, which resulted in a charge of approximately $182,000 to general and administrative expenses.  This charge represented the amount of future severance payments due to these former employees.  During the quarter ended October 31, 2004, the Company terminated an additional five employees in an effort to reduce operating costs.  This restructuring resulted in additional severance costs of approximately $46,000, of which $20,000 is included in general and administrative expenses and $26,000 (restated) is included in discontinued operations. In the quarter ended January 31, 2005, the Company terminated an additional eleven employees resulting in approximately $48,000 of severance costs, of which $16,000 is included in general and administrative expenses and $32,000 (restated) is included in discontinued operations. During the quarter ended April 30, 2005, the Company terminated two additional employees resulting in approximately $32,000 of severance costs charged to general and administrative expenses. During the quarter ended July 31, 2005 (the first quarter of fiscal year 2006) the Company entered into a separation agreement with an employee, resulting in a charge to general and administrative expense for severance pay of $40,382. The Company expects to pay all amounts due to these former employees by September 30, 2005.  As of July 31, 2005, $27,802 remained accrued but not paid.

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

ITEM 3                                                        CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As described in Note 16 to the financial statements set forth in our Annual Report on Form 10-KSB/A for the year ended April 30, 2005, we identified errors in the presentation of our previously issued statements of operations. As a result of these errors, we have restated our financial statements for the the quarter ended October 31, 2004 and the year ended April 30, 2005.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-QSB/A. Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this Quarterly Report on Form 10-QSB/A. To address the material weakness described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management has concluded that, as of July 31, 2005, we did not maintain effective controls over the preparation, review, presentation and disclosure of our statement of operations. Specifically, our controls did not prevent or detect the incorrect presentation of certain expenses as part of continuing operations rather than as part of discontinued operations, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our financial statements for the quarter ended October 31, 2004 and the year ended April 30, 2005. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of July 31, 2005.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2006.

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