Form 10QSB/A
period 2005-10-31
MEDICALCV INC
filed 2006-03-20
CIK 1144284

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-QSB/A for the quarterly and six-month periods ended October 31, 2005, to reflect changes in classification of certain general and administrative expenses, as discontinued operations for the quarterly and six-month periods ended October 31, 2004, and to report a material weakness in our internal control over financial reporting.

We have restated our financial statements for the three and six-month periods ended October 31, 2004, to correct the classification of certain general and administrative expenses from continuing operations to discontinued operations.  See Note 1 of the Notes to Financial Statements.  The costs for which the classification has been corrected are related directly to our discontinued heart valve business.  The correction in classifications had no effect on our net loss or net loss per share, nor any effect on our balance sheet or statement of cash flows. This Form 10-QSB/A amends only Part I, Items 1, 2 and 3. The remaining items are unaffected by the correction in classification, have not been updated and are not reproduced in this Form 10-QSB/A. In addition, this Form 10-QSB/A contains currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

MEDICALCV, INC.

Statements of Operations

(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Operating expenses, continuing operations:
Sales and marketing	$28,617	$—	$133,834	$—
General and administrative	721,251	848,082	1,484,580	1,716,867
Research and development	789,450	—	1,192,675	—
Engineering and regulatory	—	385,967	—	698,177
Total operating expenses	1,539,318	1,234,049	2,811,089	2,415,044
Loss from operations	(1,539,318)	(1,234,049)	(2,811,089)	(2,415,044)
Other income (expense):
Decrease in warrant liability	822,164	—	7,276,102	—
Interest income	77,068	815	146,030	3,655
Interest expense	(21,043)	(112,354)	(100,079)	(292,774)
Other income (expense)	(4,664)	2,660	(3,604)	2,972
Total other income (expense)	873,525	(108,879)	7,318,449	(286,147)

Income (loss) from continuing operations	(665,793)	(1,342,928)	4,507,360	(2,701,191)
Income (loss) from discontinued operations	(46,681)	(1,217,442)	(149,650)	(1,113,835)
Net income (loss)	$(712,474)	$(2,560,370)	$4,357,710	$(3,815,026)

Basic and dilutive income (loss) to common shareholders
Net income (loss)	(712,474)	(2,560,370)	4,357,710	(3,815,026)
Convertible preferred stock dividends	(223,058)	—	(441,691)	—
Net income (loss) to common shareholders	$(935,532)	$(2,560,370)	$3,916,019	$(3,815,026)

Earning (loss) per share - Continuing operations
Basic	$(0.06)	$(0.13)	$0.40	$(0.26)
Diluted	(0.06)	(0.13)	(0.13)	(0.26)

Earning (loss) per share - Discontinued operations
Basic	(0.00)	(0.11)	(0.01)	(0.10)
Diluted	(0.00)	(0.11)	(0.01)	(0.10)

Earnings (loss) per share
Basic	(0.08)	(0.24)	0.35	(0.36)
Diluted	(0.08)	(0.24)	(0.16)	(0.36)

Weighted average shares used
Basic	11,411,811	10,730,833	11,218,116	10,554,969
Diluted	11,411,811	10,730,833	21,241,795	10,554,969

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

Restatement of Financial Statements

The Company has restated its financial statements for the three and six-month periods ended October 31, 2004, to correct the classification of certain general and administrative expenses from continuing operations to discontinued operations.  The costs for which the classification has been corrected are related directly to the Company’s discontinued heart valve business (see Note 5).  The Company has made the appropriate modifications to the statement of operations to give effect to the correction in classification of $25,988 of general and administrative expenses to discontinued operations.

The change in classification described above had no effect on the Company’s net loss or net loss per share, nor any effect on the Company’s balance sheet or statement of cash flows.  The table below presents the effect of this change in classification.

	Three months ended October 31, 2004		Six months ended October 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
General and administrative expenses	$874,070	$848,082	$1,742,855	$1,716,867
Total operating expenses	1,260,037	1,234,049	2,441,032	2,415,044
Loss from operations	(1,260,037)	(1,234,049)	(2,441,032)	(2,415,044)
Income (loss) from continuing operations	(1,368,916)	(1,342,928)	(2,727,179)	(2,701,191)
Income (loss) from discontinued operations	(1,191,454)	(1,217,442)	(1,087,847)	(1,113,835)
Net income (loss)	(2,560,370)	(2,560,370)	(3,815,026)	(3,815,026)
Earnings (loss) per share—Continuing Operations—basic and diluted	$(.13)	$(.13)	$(.26)	$(.26)
Earnings (loss) per share—Discontinued Operations—basic and diluted	$(.11)	$(.11)	$(.10)	$(.10)
Earnings (loss) per share—basic and diluted	$(.24)	$(.24)	$(.36)	$(.36)

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

Valve business revenue and loss before income taxes included in discontinued operations are as follows:

	For the Periods Ended October 31,
	Three Months		Six Months
	2005	2004	2005	2004
Revenues	$—	$459,627	$338,333	$1,255,130

Loss before income taxes	(46,681)	(1,217,442)	(149,650)	(1,113,835)

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

Restatement

As discussed in Note 1 to our financial statements, we restated our financial statements for the three and six-month periods ended October 31, 2004, to correct the classification of certain general and administrative expenses from continuing operations to discontinued operations.  The costs for which the classification has been corrected are related directly to our discontinued heart valve business.  The correction in classifications had no effect on our net loss or net loss per share, nor any effect on our balance sheet or statement of cash flows.  The “Results of Operations for the Three Months Ended October 31, 2005 and 2004” and the “Results of Operations for the Six Months Ended October 31, 2005 and 2004” sections of this Management’s Discussion and Analysis or Plan of Operation have been corrected to reflect this restatement.

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

General and Administrative.  General and administrative expenses for the quarter ended October 31, 2005, were $721,251 compared to $848,082 in the prior year.  The major components in the reduction in general and administrative expense were a reduction in outside consulting fees of $257,000 and a reduction in severance costs of $20,000.  These reductions were offset by increases in personnel costs of $117,000 and increased travel expense of $34,000.

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

General and Administrative.  General and administrative expenses for the six months ended October 31, 2005, were $1,484,580 compared to $1,716,867 for the same period in the prior year.  Reductions in severance expense of $194,000 and reductions in outside consulting fees of $203,000 were in part offset by increases in salaries, travel and director fees and expenses.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has concluded that, as of October 31, 2005, we did not maintain effective controls over the preparation, review, presentation and disclosure of our statement of operations.  Specifically, our controls did not prevent or detect the incorrect presentation of certain expenses as part of continuing operations rather than as part of discontinued operations, in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our financial statements for the quarter ended October 31, 2004 and the year ended April 30, 2005.  Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of October 31, 2005.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.7	Form of Stock Option Amendment, dated December 13, 2005.*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

* Previously filed.