Form 10QSB
period 2006-01-31
MEDICALCV INC
filed 2006-03-20
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-33295

MedicalCV, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Minnesota	41-1717208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes  ☐  No  ☒

As of March 10, 2006, the issuer had outstanding 91,029,573 shares of common stock.

Transitional Small Business Disclosure Format (check one)  ☐ Yes   ☒ No

PART I

FINANCIAL INFORMATION

ITEM 1                                                        FINANCIAL STATEMENTS

MEDICALCV, INC.

Balance Sheets

	January 31, 2006	April 30, 2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$12,602,096	$10,637,796
Prepaid expenses and other assets	180,580	199,978
Current assets of discontinued operations	89,692	875,648
Total current assets	12,872,368	11,713,422

Property, plant and equipment, net	962,929	827,791
Deferred financing costs, net	52,768	58,226
Other long-term assets	30,798	30,798
Non-current assets of discontinued operations	112,385	367,799
Total assets	$14,031,248	$12,998,036

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$521,179	$399,588
Current portion of related party lease obligations	310,478	311,155
Accrued expenses	209,639	179,095
Current liabilities of discontinued operations	10,300	202,595
Total current liabilities	1,051,596	1,092,433
Fair value of puttable warrants	—	27,992,609
Related party lease obligations, less current portion	2,630,861	2,824,977
Total liabilities	3,682,457	31,910,019

Commitments and contingencies

5% series A redeemable convertible preferred stock; stated value $1,000 per share; 19,000 shares authorized; 0 and 18,035 shares issued and outstanding	—	—

Shareholders’ equity (deficit):
Preferred stock; $.01 par value; 9,981,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; 240,000,000 shares authorized; 91,029,573 and 10,849,583 shares issued and outstanding	910,296	108,496
Additional paid-in capital	53,668,091	23,386,478
Warrants	375,518	—
Stock options	117,490	—
Deferred stock option compensation	(94,601)	—
Accumulated deficit	(44,628,003)	(42,406,957)
Total shareholders’ equity (deficit)	10,348,791	(18,911,983)
Total liabilities and shareholders’ equity (deficit)	$14,031,248	$12,998,036

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Operations

(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Operating expenses, continuing operations:
Sales and marketing	$295,742	$97,568	$429,576	$97,568
General and administrative	840,155	712,864	2,324,735	2,429,731
Research and development services	707,630	552,266	1,900,305	1,250,443
Total operating expenses	1,843,527	1,362,698	4,654,616	3,777,742
Loss from operations	(1,843,527)	(1,362,698)	(4,654,616)	(3,777,742)
Other income (expense):
Decrease in warrant liability	9,273,355	—	16,549,457	—
Interest income	97,362	56	243,392	3,711
Interest expense	(28,776)	(136,941)	(128,855)	(429,715)
Other income (expense)	(1,404)	1,623	(5,008)	4,595
Total other income (expense)	9,340,537	(135,262)	16,658,986	(421,409)

Income (loss) from continuing operations	7,497,010	(1,497,960)	12,004,370	(4,199,151)
Income (loss) from discontinued operations	92,755	(366,726)	(56,895)	(1,480,561)
Net income (loss)	$7,589,765	$(1,864,686)	$11,947,475	$(5,679,712)

Basic and dilutive loss to common shareholders:
Net income (loss)	$7,589,765	$(1,864,686)	$11,947,475	$(5,679,712)
Inducement to acquire redeemable convertible preferred stock	(13,579,979)	—	(13,579,979)	—
Redeemable convertible preferred stock cash dividends	(146,851)	—	(588,542)	—
Net loss to common shareholders	$(6,137,065)	$(1,864,686)	$(2,221,046)	$(5,679,712)

Net loss per common share - Continuing operations, after preferred dividends
Basic	$(0.15)	$(0.14)	$(0.11)	$(0.40)
Diluted	(0.26)	(0.14)	(0.41)	(0.40)

Net income (loss) per common share - Discontinued operations
Basic	0.00	(0.03)	(0.00)	(0.14)
Diluted	0.00	(0.03)	(0.00)	(0.14)

Net loss per common share
Basic	(0.15)	(0.17)	(0.11)	(0.54)
Diluted	(0.26)	(0.17)	(0.41)	(0.54)

Weighted average common shares used
Basic	40,445,492	10,730,944	20,960,574	10,613,627
Diluted	58,789,757	10,730,944	46,200,969	10,613,627

The accompanying notes are an integral part of these financial statements.

MEDICALCV, INC.

Statements of Cash Flows

(unaudited)

	Nine months ended January 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$11,947,475	$(5,679,712)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Decrease in warrant liability	(16,549,457)	—
Depreciation	171,395	236,595
Provision for doubtful accounts	23,935	220,281
Gain from the sale of property, plant and equipment	(137,647)	—
Provision for inventory obsolescence	—	1,277,691
Stock-based compensation	22,889	249,048
Interest and other expense related to issued warrants and amortization of loan origination costs	—	62,339
Warrant expense related to purchase of technology	—	18,373
Changes in operating assets and liabilities:
Accounts receivable	557,291	806,880
Inventories	228,665	215,455
Prepaid expenses and other assets	68,190	144,795
Accounts payable	(70,704)	(234,275)
Accrued expenses	30,544	177,012
Net cash used by operating activities	(3,707,424)	(2,505,518)

Cash flows from investing activities:
Purchase of property, plant and equipment	(322,498)	(201,313)
Proceeds from the sale of property, plant and equipment	341,757	23,123
Net cash provided (used) by investing activities	19,259	(178,190)

Cash flows from financing activities:
Borrowing on long-term debt	—	925,000
Payments of term debt	—	(500,000)
Proceeds from exercise of warrants, net of costs	6,435,140	—
Proceeds from the issuance of common stock and warrants, net of offering costs	—	2,000,608
Proceeds from exercise of options	660	1,375
Preferred dividend paid	(588,542)	—
Principal payments under related party lease obligations	(194,793)	(205,852)
Net cash provided by financing activities	5,652,465	2,221,131

Net increase (decrease) in cash and cash equivalents	1,964,300	(462,577)
Cash and cash equivalents at beginning of year	10,637,796	659,856
Cash and cash equivalents at end of period	$12,602,096	$197,279

Supplemental disclosure of cash flow information:
Cash paid for interest	$128,855	$345,387

Non-cash investing and financing activities
Inducement to acquire redeemable convertible preferred stock	13,579,979	—
Reduction of fair value of puttable warrants upon exercise of warrants and removal of put option	11,443,152	—
Discount on convertible subordinated bridge notes related to warrants granted in connection with the notes	—	48,047

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

The balance sheet as of January 31, 2006, the statements of operations for the three and nine months ended January 31, 2006 and 2005, and the statements of cash flows for the nine months ended January 31, 2006 and 2005 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2006.

(2)                                 Going Concern

The Company’s financial statements as of and for the periods ended January 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At January 31, 2006, the Company had an accumulated deficit of $44,628,003.  Although the Company raised funds through the sale of convertible preferred stock in the last quarter of fiscal year 2005 and the exercise of warrants to purchase common shares in the third quarter of fiscal year 2006, management anticipates that development of its new products will require additional capital by the first quarter of fiscal year 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional debt or equity financing as it continues development of new products.  However, the Company may not be able to obtain such financing on acceptable terms or at all.  If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plans and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.

The Company is subject to risks and uncertainties common to medical technology-based companies, including rapid technological change, new product development and acceptance, actions of competitors and regulators, dependence on key personnel and market penetration.

(3)                                 Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS Statement No. 123.”

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised SFAS No. 123, “Share-Based Payment (revised 2004)” (SFAS No. 123R), which supersedes APB No. 25 and amends SFAS No. 123 to require companies to expense the value of stock-based compensation plans. Additionally, SFAS 123R, once adopted, disallows the use of the prospective transition method permitted by SFAS No. 148. SFAS 123R is effective as of the beginning of the first interim reporting period that begins after the Company’s fiscal year ending April 30, 2006.

For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.  Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123R, the Company’s net loss would have been adjusted to the pro forma amounts indicated below:

	For the Periods Ended January 31,
	Three Months		Nine Months
	2006	2005	2006	2005
Net loss to common shareholders	$(6,137,065)	$(1,864,686)	$(2,221,046)	$(5,679,712)

Pro-forma stock-based employee compensation cost	(533,209)	(211,066)	(1,336,486)	(355,029)

Net loss – pro forma	$(6,670,274)	$(2,075,752)	$(3,557,532)	$(6,034,741)

Basic net loss per common share
As reported	$(.15)	$(.17)	$(.11)	$(.54)
Pro forma	(.16)	(.19)	(.17)	(.57)

Diluted net loss per common share
As reported	(.26)	(.17)	(.41)	(.54)
Pro forma	(.27)	(.19)	(.44)	(.57)

(4)                                 Net Loss per Common Share

Basic net loss per common share was computed using net loss to common shareholders and the weighted average number of shares of common stock outstanding.  Diluted net loss per common share reflects the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the three and nine month periods ended January 31, 2005 since the potentially dilutive shares are anti-dilutive.  Since certain warrants outstanding during the three and nine month periods ended January 31, 2006 are considered common stock equivalents as they are potentially dilutive because they can be settled in common stock, the net loss to common shareholders for those periods is increased by the decrease in warrant liability and the weighted average number of shares used for the basic net loss per share computation is increased by the shares issuable under the warrants as follows:

	For the Periods Ended January 31, 2006
	Three Months	Nine Months
Net loss to common shareholders for basic net loss per common share	$(6,137,065)	$(2,221,046)

Effect of dilutive securities:

Decrease in warrant liability	(9,273,355)	(16,549,457)

Net loss to common shareholders for diluted loss per common share	$(15,410,420)	$(18,770,503)

	For the Periods Ended January 31, 2006
	Three Months	Nine Months
Weighted average shares for basic net loss per common share	40,445,492	20 ,960,574

Effect of dilutive securities:

Shares issuable under warrant agreements	18,344,265	25,240,395

Weighted average shares for diluted net loss per common share	58,789,757	46,200,969

Options and warrants to purchase 18,896,776 and 8,305,256 shares of common stock were excluded from the diluted computation for the quarters ended January 31, 2006 and 2005, respectively, because they were anti-dilutive.  Options and warrants to purchase 18,221,211 and 8,883,115 shares of common stock were excluded from the diluted computation for the nine months ended January 31, 2006 and 2005, respectively, because they were anti-dilutive.

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

As a result of the Company’s discontinuance of the heart valve business, the Company made a determination during the fourth quarter of fiscal year 2005 that the remaining assets of the heart valve operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  (SFAS No. 144)  Pursuant to SFAS No. 144, the Company ceased depreciation of property and equipment held for sale and evaluated whether any of the long-lived assets of the discontinued heart valve business were impaired.  Based upon the estimated selling prices of these assets, management concluded that the carrying value of these assets was not impaired.  During the nine months ended January 31, 2006, the Company disposed of the majority of the assets related to the discontinued operations.  As of January 31, 2006 and April 30, 2005, the carrying value of the remaining assets and liabilities of the heart valve business are reported as assets or liabilities of discontinued operations on the Company’s balance sheet.  In connection with this decision to discontinue the sale of heart valves, the Company reduced the carrying value of certain excess inventories, resulting in a provision recorded during fiscal year 2005 of $2,573,656.

The Company has complied with the SEC staff communications and guidance regarding discontinued operations presentation in the cash flows statements for the nine months ended January 31, 2006 and 2005.

(6)                                 Restructuring and Severance Charges

In the six months ended October 31, 2004, the Company restructured its executive management team, resulting in the termination of two employees, and also terminated an additional five employees in an effort to reduce operating costs.  Severance costs in connection with these terminations of approximately $202,000 and $26,000 (restated) were charged to general and administrative expenses and discontinued operations, respectively.  This charge represented the amount of future severance payments due to these former employees.  In the quarter ended January 31, 2005, the Company terminated an additional eleven employees resulting in approximately $16,000 of severance costs charged to general and administrative expenses and $32,000 (restated) charged to discontinued operations.  During the quarter ended April 30, 2005, the Company terminated two additional employees resulting in approximately $32,000 of severance costs charged to general and administrative expenses.  During the quarter ended July 31, 2005, the Company entered into a separation agreement with an employee, resulting in a charge to general and administrative expenses for severance pay of approximately $40,000. The Company paid all amounts due to these former employees by September 30, 2005.  Approximately $283,000 and $63,000 of the above severance payments were made in fiscal years 2005 and 2006, respectively.

(7)                                 Equity Transactions

Common Stock and Warrants

During the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company completed the private sale of 2,730,763 units for $1.47 per unit.  Each unit consisted of one share of common stock and one five-year warrant to purchase a common share for $1.60 per share.  Proceeds from the offering, net of offering costs of $455,190, were $3,559,032.  In addition to cash commissions included in the offering costs, the Company issued to the private placement agent and finder five-year warrants to purchase an aggregate of 218,461 units at $1.8375 per unit.  As a result of anti-dilution adjustments through January 31, 2006, these warrants are exercisable for 854,089 units at $0.47 per unit.

Preferred Stock and Warrants

On April 1, 2005, under the terms of a Securities Purchase Agreement with accredited investors, the Company issued 18,035 shares of 5% Series A Redeemable Convertible Preferred Stock to such investors, five-year warrants for the purchase of 27,052,500 shares of common stock to such investors exercisable at $0.50 per share, and five year warrants for the purchase in the aggregate of 1,635,960 shares of common stock to the placement agent and finder exercisable at $0.50 per share.  The Company obtained gross cash proceeds of $13,603,000 at the closing (net of $30,000 in legal fees which were withheld by the lead investor).  The Company also converted $4,402,000 of indebtedness into the above-referenced securities.  The Company incurred cash offering costs of $817,980, including agent commissions, a finder’s fee and out-of-pocket expense reimbursements.  The Company also paid legal and administrative expenses of $18,086 incurred by PKM Properties, LLC (“PKM”) in this transaction.  PKM is an entity controlled by Paul K. Miller.  Mr. Miller serves on the Company’s Board of Directors and is the Company’s largest shareholder.

On December 21, 2005, holders of a majority of the outstanding shares of redeemable convertible preferred stock (“preferred stock”) authorized the Company to proceed with a preferred stock acquisition plan.  Pursuant to such plan, on December 21, 2005, the Company entered into preferred stock acquisition agreements with the holders of an aggregate of 14,988 shares of preferred stock.  Under the agreements, the Company acquired the preferred stock of each such holder in consideration of the issuance 3,077 shares of common stock for each share of preferred stock being acquired.  On January 6, 2006, under the same form of preferred stock acquisition agreements, the Company acquired an additional 2,717 shares of preferred stock, representing all of the remaining then-outstanding shares of the Company’s preferred stock, for the same per share consideration.  In the aggregate, the Company issued 54,478,285 shares of common stock in consideration of the acquisition of 17,705 shares of preferred stock.  The Company originally sold 18,035 shares of preferred stock.  The 330 shares of preferred stock not purchased in December 2005 or January 2006 were converted between June 2005 and October 2005 into shares of common stock at a conversion ratio of 2,000 shares of common stock for each share of preferred stock.

Also on December 21, 2005, the Company and holders of a majority of the outstanding shares of preferred stock and related common stock purchase warrants entered into an amendment to the securities purchase agreement as of April 1, 2005, to revise certain definitions contained therein.  Following such amendment, on December 21, 2005, the Company and each of the holders who originally agreed to sell preferred stock to the Company entered into amendments to such holders’ warrants issued under the securities purchase agreement.  Pursuant to these amendments, the Company (1) reduced the exercise price on outstanding warrants for the purchase of an aggregate of 22,969,500 shares of common stock held by such persons from $0.50 per share to $0.325 per share, and (2) accelerated the expiration date of such warrants from April 1, 2010, to January 6, 2006.  Concurrent with such warrant amendments, investors delivered warrant exercise notices to the Company.  The Company authorized one of such warrants, namely the warrant for the purchase of 4,452,000 shares held by PKM to be exercised on a net exercise basis (using a market price of $0.66 per share).

On January 6, 2006, under the same form of amended warrant agreements, investors exercised warrants for the purchase of 4,230,500 shares of common stock.  The Company authorized one of such warrants, namely the warrant for the purchase of 1,512,000 shares held by Peter L. Hauser, a principal shareholder, to be exercised on a net exercise basis (using a market price of $0.66 per share).

In the aggregate, the Company issued 24,115,681 shares of common stock in connection with the exercises by investors of investor warrants issued in our April 2005 private placement.  The Company also issued an additional 147,500 shares of common stock in connection with exercises of warrants originally issued to its agent and finder in its April 2005 private placement.

Also on January 6, 2006, pursuant to exercise notices dated January 5, 2006, the Company issued shares of common stock upon the exercise of certain other warrants.  In particular, holders of warrants for the purchase of an aggregate of 1,078,500 shares of common stock, which were originally issued to the Company’s placement agent in its April 2005 financing, were exercised.  Of such number, warrants for the purchase of 15,000 shares were exercised for cash and warrants for the purchase of 1,063,500 shares were exercised on a net exercise basis, resulting in the issuance of 759,774 shares of common stock.  Also effective January 6, 2006, the Company amended the outstanding finder warrant for the purchase of 409,960 shares of common stock to adjust the exercise price to $0.325 per share and eliminate the right to put the warrant to the Company for cash in an amount equal to the fair value of the warrants in the event of a fundamental transaction.

The net effect of the December 2005 and January 2006 transactions, including the changes in the terms of the preferred stock and warrants, was to increase cash by approximately $6,436,000 (net of expenses of approximately $471,000), decrease the warrant liability associated with the warrants containing a put feature by approximately $18,188,000, increase common stock and additional paid-in capital by approximately $31,083,000, increase warrant equity by approximately $376,000, increase non-cash dividends on preferred stock by approximately $13,580,000 because of the change in the number of common shares issued upon acquisition of the preferred stock and increase other income by approximately $6,745,000.  The outstanding shares of common stock were increased by 79,516,240 shares.

In certain circumstances, the Company had the option to require the preferred stockholders to convert their shares into common stock.  In the event of a fundamental transaction, as defined, the preferred shareholders had the right to require the Company to redeem the preferred shares at their stated value, including any accrued but unpaid dividends.  In the event of certain defaults, the preferred shareholders had the right to require the Company to redeem the preferred shares at 110 percent of their stated value, including any accrued but unpaid dividends.  As a result of these redemption provisions, the carrying value of these preferred shares were considered to be redeemable and were reported as a “mezzanine” instrument on the Company’s balance sheet.  The aggregate liquidation value of these redeemable preferred shares at April 30, 2005 was $18,109,116.  However, the carrying value of this redeemable preferred stock at April 30, 2005, was zero, net of a discount associated with the warrants issued to the shareholders, the placement agent and finder, as described below.  No redeemable convertible preferred stock was outstanding at January 31, 2006.

The Company was required to register the common shares underlying the preferred stock conversion option and the purchaser warrants.  If the Company did not meet certain registration deadlines, the preferred stockholders were entitled to liquidated damages, as defined.  In the event of a fundamental transaction, as defined, the warrants issued to the preferred shareholders, the placement agent and finder, all provided the warrant holders with the right to put the warrants to the Company for cash in an amount equal to the fair value of the warrants, as determined using the Black Scholes option pricing model.  As a result of this put right, the warrants were reported at their fair value as a liability on the Company’s balance sheet and changes in the fair value of the warrants resulted in charges or benefits to the Company’s results of operations. The fair value of these warrants upon closing of the preferred stock sale was $22,271,047.  Because the fair value of these warrants at April 1, 2005 exceeded the proceeds received in the preferred stock and warrant issuances, the excess of the fair value of the warrants over the proceeds received (including the converted debt) was recognized as other expense of $4,266,047 upon closing.  During the period between closing and April 30, 2005, the fair value of these warrants increased to $27,992,609.  The Company reported this $5,721,562 increase in fair value as other expense in the fourth quarter of fiscal year 2005. The fair value of the warrants, after the changes in terms, was $11,443,152 at the date the warrants were exercised or the put right was removed.  The Company reported the $16,549,457 and $9,273,355 decrease in fair value during the nine and three months ended January 31, 2006, respectively, as a decrease in warrant liability in other income in the statements of operations for the nine and three months ended January 31, 2006, respectively.  As of January 31, 2006, all warrants related to the April 1, 2005 transaction were exercised or the put option was removed.

The Company measured the fair value of the warrant liability using the Black Scholes option pricing model.  The Company believed this was the appropriate valuation model because the redemption terms of the warrants provided for the holders to put them to the Company at their fair value as measured using the Black Scholes model.  The assumptions used to value the warrants when they were issued on April 1, 2005 and when they were valued at the end of the Company’s 2005 fiscal year (April 30, 2005) and at date of exercise was as follows:

	April 1, 2005 and April 30, 2005	Date of Exercise
Term	5 years	0 years
Expected volatility	116%	132%
Risk-free interest rate	4.24%	4.38%
Expected dividend yield	0	0

(8)                                 Employment Contracts

During the nine months ended January 31, 2006, the Company entered into employment agreements with six officers.  The contracts give the officers and the Company the right to terminate the contract with or without cause with sixty (60) days’ written notice.  The contracts also contain a provision for lump sum payments of up to twelve months severance if the officer is terminated without cause by the Company or for good reason by the officer as defined in the contracts.  The contracts also contain various other provisions.

(9)                                 Subsequent Event

On March 9, 2006, J Giordano Securities LLC (d/b/a J Giordano Securities Group) (JGSG) filed suit against the Company in U.S. District Court, District of Connecticut.  JGSG claims that it is entitled to damages due to an alleged breach of the engagement agreement, as amended, between the Company and JGSG.  In particular, JGSG claims that the exercise of outstanding warrants for the purchase of common stock by certain JGSG-identified investors and the Company’s purchase of outstanding shares of 5% Series A Redeemable Convertible Preferred Stock from certain JGSG-identified investors in December 2005 and January 2006 entitle JGSG to damages no less than $1,431,789.  In particular, JGSG seeks (a) $279,191 in cash commissions, (b) warrants for the purchase of 859,050 shares at $0.325 per share, (c) lost profits of $751,669 on the argument that JGSG would have exercised the foregoing warrant and sold 859,050 shares on December 30, 2005, at a price of $1.20 per share, and (d) the $400,909 in cash commissions the Company paid C.E. Unterberg Towbin LLC.  In addition, JGSG seeks reimbursement for reasonable expenses, interest, costs and attorneys’ fees.  The Company believes that this lawsuit is without merit and intends to vigorously defend itself.

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

Overview

Our core technology is the ATRILAZE™ Surgical Ablation System for use in cardiac tissue ablation procedures in open-heart surgery.  We acquired this technology in August 2003 and received FDA 510(k) clearance for the first generation product in December 2004 and the second generation product in October 2005.  The AtriLaze system and its platform of laser technology is currently being utilized as a potential means to treat atrial fibrillation in concomitant open-heart surgical procedures.

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

With our presence in the cardiovascular surgery market, we intend to define the market and develop a stand-alone, minimally invasive (closed-chest, beating heart) surgical procedure for ablating cardiac tissue as a potential means to treat AF.

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

Although our AtriLaze system is being used by cardiovascular surgeons at select centers to ablate cardiac tissue in human concomitant open-heart surgical procedures, we have not generated any revenue from these procedures.  We have been providing our AtriLaze system to these surgeons at no cost for proof-of-concept in the clinical setting, prior to commencing clinical sales of our AtriLaze system.  We expect to continue validating our technology with key cardiovascular surgeons in concomitant open-heart procedures into fiscal year 2007.  We expect to begin selling hand-held devices for these procedures on a limited basis beginning in the fourth quarter of fiscal year 2006.  We do not expect significant revenue until we introduce a version of our AtriLaze system for stand-alone, minimally invasive (closed-chest, beating heart) ablation of cardiac tissue.

MedicalCV was incorporated in Minnesota on March 30, 1992, under the name CV Dynamics, Inc.

Periods Ended January 31, 2006 and 2005

Critical Accounting Policies

For discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB, as amended, for the fiscal year ended April 30, 2005.

In June 2005, the Financial Accounting Standards Board (FASB) issued DIG Issue B 38.  This implementation issue requires companies to assess whether puts and call embedded in financial contracts require that the host contract and embedded derivative be bifurcated and valued separately.  DIG Issue B 38 specifically addresses debt host contracts.

At the time we sold our preferred stock instrument we concluded that it was an equity host contract.  We also concluded that DIG Issue B 38, which is effective for fiscal periods beginning after December 15, 2005, did not apply to the put obligation embedded in our preferred stock.

Results of Operations for the Three Months Ended January 31, 2006 and 2005

Sales and Marketing.  Sales and marketing expenses in the quarter ended January 31, 2006 were $295,742 compared to $97,568 in the same period last fiscal year. Sales and marketing expenses for both quarters were comprised of expenses related to the marketing of our AtriLaze product.  The major components of the increase in sales and marketing expense were an increase in royalties of approximately $125,000, an increase in salaries and related costs of approximately $30,000 and an increase in travel and related costs of approximately $35,000.

General and Administrative.  General and administrative expenses for the quarter ended January 31, 2006, were $840,155 compared to $712,864 in the quarter ended January 31, 2005.  The major components in the increase in general and administrative expense were increases in personnel costs of approximately $185,000 and professional fees of approximately $115,000. These increases were partially offset by reductions in consulting fees of approximately $100,000 and travel costs of approximately $83,000.

Research and Development Services.  Research and development services includes expenses previously classified as research and development expenses and engineering and regulatory expenses.  Expenses related to research and development services were $707,630 for the quarter ended January 31, 2006 compared to $552,266 in the same period last fiscal year.  The increase in research and development services expense was attributable to increased personnel costs of approximately $70,000, increased consulting and advisory board fees and expenses of approximately $72,000, and increased material costs of $46,000, partially offset by decreased professional fees of approximately $40,000.

Other Income (Expense). During the quarter ended January 31, 2006, we amended the terms related to the exercise price and expiration date of the warrants we issued on April 1, 2005.  The changes resulted in the recording of other income in the amount of $6,744,930 in the quarter.  In addition, due to the decrease in our stock price between October 31, 2005 and the date the warrants were exercised, we recorded a reduction to the fair value of our warrant liability of $2,528,425 during the quarter ended January 31, 2006.  The accounting for the warrants issued in connection with our April 1, 2005 preferred stock sale is discussed more fully in Note 7 to our Financial Statements.  Interest expense totaled $28,776 in the quarter ended January 31, 2006, compared to $136,941 in the comparable period last fiscal year.  The decrease in interest expense was due to the decreased amount of borrowings outstanding.    Interest income for the quarter ended January 31, 2006 was $97,362 compared to $56 for the quarter ended January 31, 2005.  The increase was due to the additional cash available for investment in fiscal year 2006.

Discontinued Operations.  Discontinued operations relate to the heart value business.  The income from discontinued operations of $92,755 in the quarter ended January 31, 2006 resulted from a gain on disposition of assets of approximately $138,000 partially offset by expenses of approximately $46,000.  The loss of $366,726 in the quarter ended January 31, 2005 related to costs and expenses of approximately $917,000, partially offset by sales of approximately $550,000.

Dividends on Preferred Stock.  During the quarter ended January 31, 2006, we offered to repurchase certain outstanding shares of preferred stock pursuant to our preferred stock acquisition plan.  Our acquisition of the preferred stock in consideration of the issuance of 3,077 shares of common stock per share of preferred stock resulted in a non-cash dividend on the preferred stock of $13,579,979.  In addition, cash dividends of $146,851 were paid during the quarter.

Income Tax Provision.  In light of our history of operating losses, we have historically recorded a valuation allowance to fully offset our deferred tax assets.  We have continued to provide a full valuation allowance through the third quarter of fiscal year 2006 due to the inherent uncertainty about our ability to generate the sufficient taxable income to realize these deferred tax assets.  We have recorded no tax provision in the quarter ended January 31, 2006 due to net operating losses generated for income tax reporting purposes.

Results of Operations for the Nine Months Ended January 31, 2006 and 2005

Sales and Marketing.  Sales and marketing expenses for the nine months ended January 31, 2006 were $429,576 compared to $97,568 in the same period last fiscal year.  Sales and marketing expenses for both periods were comprised of expenses related to the marketing of our AtriLaze product.  The major components in the increase in sales and marketing expense were an increase in royalties of approximately $125,000, an increase in salaries and related costs of approximately $86,000 and an increase in travel and related costs of approximately $70,000.

General and Administrative.  General and administrative expenses for the nine months ended January 31, 2006, were $2,324,735 compared to $2,429,731 for the same period in the prior year.  The major components in the decrease in general and administrative expense were reductions in severance expense of approximately $220,000, in consulting fees of approximately $280,000 and in expenses related to warrants issued of approximately $82,000, offset in part by increases in personnel cost of approximately $120,000 and professional fees of approximately $325,000.

Research and Development Services.  Research and development services includes expenses previously classified as research and development expenses and engineering and regulatory expenses.  Expenses related to research and development services were $1,900,305 for the nine months ended January 31, 2006 compared to $1,250,443 in the same period last fiscal year.  The increase in research and development services expense was primarily attributable to increased personnel costs of approximately $220,000, increased consulting and advisory board fees and expenses of approximately $267,000, increased material costs of approximately $65,000, and increased travel expenses of approximately $128,000, partially offset by decreased professional fees of approximately $33,000.

Other Income (Expense).  During the nine months ended January 31, 2006, we amended the terms related to the exercise price and expiration date of the warrants we issued in April 2005.  The changes resulted in the recording of other income in the amount of $6,744,930 in the nine month period ended January 31, 2006.  In addition, due to the decrease in our stock price between April 30, 2005 and the date the warrants were exercised, we recorded a reduction to the fair value of our warrant liability of $9,804,527 during the nine months ended January 31, 2006.  The accounting for the warrants issued in connection with our April 1, 2005 preferred stock sale is discussed more fully in Note 7 to our Financial Statements.  Interest expense totaled $128,855 in the nine months ended January 31, 2006, compared to $429,715 in the comparable period last fiscal year.  The decrease in interest expense was due to the decreased amount of borrowings outstanding.  Interest income totaled $243,392 for the nine months ended January 31, 2006 compared to $3,711 for the same period in the previous fiscal year.  The increase was due to a greater amount of cash available in fiscal year 2006.

Discontinued Operations.  Discontinued operations relate to the heart value business.  The loss from discontinued operations of $56,895 for the nine months ended January 31, 2006 resulted from costs and expenses of approximately $533,000 partially offset by sales of approximately $338,000 and a gain on disposition of assets of approximately $138,000.  The loss of $1,480,561 in the nine months ended January 31, 2005 related to costs and expenses of approximately $3,287,000, partially offset by sales of approximately $1,806,000.

Dividends on Preferred Stock.  During the nine months ended January 31, 2006, we offered to repurchase certain outstanding shares of preferred stock pursuant to our preferred stock acquisition plan.  Our acquisition of the preferred stock in consideration of the issuance of 3,077 shares of common stock per share of preferred stock resulted in a non-cash dividend on the preferred stock of $13,579,979.  In addition, cash dividends of $588,542 were paid during the nine month period.

Income Tax Provision.  In light of our history of operating losses, we have historically recorded a valuation allowance to fully offset our deferred tax assets.  We have continued to provide a full valuation allowance through the first nine months of fiscal year 2006 due to the inherent uncertainty about our ability to generate the sufficient taxable income to realize these deferred tax assets.  We have recorded no tax provision in the nine month period due to net operating losses generated for income tax reporting purposes.

Liquidity and Capital Resources

Cash and cash equivalents increased to $12,602,096 at January 31, 2006, from $10,637,796 at April 30, 2005.  This increase in cash and cash equivalents of $1,964,300 was due to the following:

Net cash used by operating activities	$(3,707,424)
Net cash provided by investing activities	19,259
Net cash provided by financing activities	5,652,465
Net increase in cash and cash equivalents	$1,964,300

Operating Activities.  Net cash used by operating activities was $3,707,424 and $2,505,518 for the nine months ended January 31, 2006 and 2005, respectively.  The net cash used by operating activities for the first nine months of fiscal year 2006 resulted primarily from the net income of $11,947,475 for the period being offset by non-cash adjustments of $16,468,885 and increased by net changes in operating assets and liabilities of $813,986.  The non-cash adjustments related primarily to the decrease in the fair value of the warrant liability, the gain on the sale of property, plant and equipment and depreciation.  The net changes in operating assets and liabilities related primarily to a decrease in receivables, inventories and prepaid expenses and an increase in accrued expenses being offset by a decrease in accounts payable.  The net cash used by operating activities for the first nine months of fiscal year 2005 resulted primarily from the net loss of $5,679,712 for the period offset by non-cash adjustments of $2,064,327 and by net changes in operating assets and liabilities of $1,109,867.  The non-cash adjustments related primarily to an increase in the inventory reserve and the bad debt provision, stock-based compensation and depreciation.  The net changes in operating assets and liabilities related primarily to decreases in accounts receivable, inventories and prepaid expenses and to an increase in accrued expenses, net of a decrease in accounts payable.

Investing Activities.  Net cash provided by investing activities was $19,259 for the nine months ended January 31, 2006.  Proceeds from the sale of property, plant and equipment were partially offset by purchases of equipment to be used in the clinical studies for our atrial fibrillation product and the purchase of a new computer and accounting system, as well as computer upgrades for research and administrative personnel.  Net cash used in investing activities for the nine months ended January 31, 2005, totaled $178,190.  We purchased $201,313 of equipment to support users of our initial atrial fibrillation product.  The funds used were partially offset by the proceeds from the sale of other equipment.

Financing Activities.  Net cash provided by financing activities was $5,652,465 for the nine months ended January 31, 2006, and consisted primarily of proceeds from the exercise of warrants of $6,435,140 offset by the payment of preferred dividends of $588,542 and principal payments on the related party lease obligations of $194,793.  Net cash provided by financing activities was $2,221,131 for the nine months ended January 31, 2005, and consisted primarily of net proceeds from the sale of common stock and warrants of $2,000,608, additional borrowings under term debt arrangements of $925,000, offset by payments on term debt of $500,000 and by principal payments on related party leases of $205,852.

Throughout fiscal year 2004 and in the first quarter of fiscal year 2005, we entered into a number of financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  Details of these activities are contained in our Annual Report on Form 10-KSB, as amended, for the year ended April 30, 2005.  With the exception of the related party sale leaseback, all term debt and lines of credit were converted to equity or repaid on April 1, 2005, as part of the close on the $18 million financing described below.

On April 1, 2005, under the terms of a Securities Purchase Agreement with accredited investors, we issued 18,035 shares of 5% Series A Redeemable Convertible Preferred Stock to such investors, warrants for the purchase of 27,052,500 shares of common stock to such investors, and warrants for the purchase in the aggregate of 1,635,960 shares of common stock to the placement agent and finder.  We obtained gross cash proceeds of $13,603,000 at the closing (net of $30,000 in legal fees which were withheld by the lead investor).  We also converted $4,402,000 of indebtedness into the above-referenced securities.  We incurred cash offering costs of $817,980, including agent commissions, a finder’s fee and out-of-pocket expense reimbursements.  We also paid legal and administrative expenses of $18,086 incurred by PKM Properties, LLC (“PKM”) in this transaction.  PKM is an entity controlled by Paul K. Miller.  Mr. Miller serves on our Board of Directors and is our largest shareholder.

On December 21, 2005, holders of a majority of the outstanding shares of preferred stock authorized us to proceed with a preferred stock acquisition plan.  Pursuant to such plan, on December 21, 2005, we entered into preferred stock acquisition agreements with the holders of an aggregate of 14,988 shares of preferred stock.  Under the agreements, we acquired the preferred stock of each such holder in consideration of the issuance 3,077 shares of common stock for each share of preferred stock being acquired.  On January 6, 2006, under the same form of preferred stock acquisition agreements, we acquired an additional 2,717 shares of preferred stock, representing all of the remaining then-outstanding shares of our preferred stock, for the same per share consideration.  In the aggregate, we issued 54,478,285 shares of common stock in consideration of the acquisition of 17,705 shares of preferred stock.  We originally sold 18,035 shares of preferred stock.  The 330 shares of preferred stock not purchased in December 2005 or January 2006 were converted between June 2005 and October 2005 into shares of common stock at a conversion ratio of 2,000 shares of common stock for each share of preferred stock.

Also on December 21, 2005, we and holders of a majority of the outstanding shares of preferred stock and related common stock purchase warrants entered into an amendment to the securities purchase agreement as of April 1, 2005, to revise certain definitions contained therein.  Following such amendment, on December 21, 2005, we and each of the holders who originally agreed to sell preferred stock to us entered into amendments to such holders’ warrants issued under the securities purchase agreement.  Pursuant to these amendments, we (1) reduced the exercise price on outstanding warrants for the purchase of an aggregate of 22,969,500 shares of common stock held by such persons from $0.50 per share to $0.325 per share, and (2) accelerated the expiration date of such warrants from April 1, 2010, to January 6, 2006.  Concurrent with such warrant amendments, investors delivered warrant exercise notices to us.  We authorized one of such warrants, namely the warrant for the purchase of 4,452,000 shares held by PKM to be exercised on a net exercise basis (using a market price of $0.66 per share).

On January 6, 2006, under the same form of amended warrant agreements, investors exercised warrants for the purchase of 4,230,500 shares of common stock.  We authorized one of such warrants, namely the warrant for the purchase of 1,512,000 shares held by Peter L. Hauser, a principal shareholder, to be exercised on a net exercise basis (using a market price of $0.66 per share).

In the aggregate, we issued 24,115,681 shares of common stock in connection with the exercises by investors of investor warrants issued in our April 2005 private placement.  We also issued an additional 147,500 shares of common stock in connection with exercises of warrants originally issued to our agent and finder in our April 2005 private placement.

Also on January 6, 2006, pursuant to exercise notices dated January 5, 2006, we issued shares of common stock upon the exercise of certain other warrants.  In particular, holders of warrants for the purchase of an aggregate of 1,078,500 shares of common stock, which were originally issued to our placement agent in its April 2005 financing, were exercised.  Of such number, warrants for the purchase of 15,000 shares were exercised for cash and warrants for the purchase of 1,063,500 shares were exercised on a net exercise basis, resulting in the issuance of 759,774 shares of common stock.  Also effective January 6, 2006, we amended the outstanding finder warrant for the purchase of 409,960 shares of common stock to adjust the exercise price to $0.325 per share and eliminate the right to put the warrant to us for cash in an amount equal to the fair value of the warrants in the event of a fundamental transaction.

The net effect of the December 2005 and January 2006 transactions, including the changes in the terms of the preferred stock and warrants, was to increase cash by approximately $6,436,000 (net of expenses of approximately $471,000), decrease the warrant liability associated with the warrants containing a put feature by approximately $18,188,000, increase common stock and additional paid-in capital by approximately $31,083,000, increase warrant equity by approximately $376,000, increase non-cash dividends on preferred stock by approximately $13,580,000 because of the change in the number of common shares issued upon conversion of the preferred stock and increase other income by approximately $6,745,000.  The outstanding shares of common stock were increased by 79,516,240 shares.

We have been progressing on our business plan at a more rapid rate than originally contemplated.  We expect that our operating losses and negative operating cash flow will continue through fiscal year 2006 and into fiscal year 2007 as we continue adding staff to support the development and launch of our atrial fibrillation technology.  We anticipate that our sales and marketing, general and administrative and research and development services expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon progress on our product development projects and the availability of financing.  Our cash balance of $12,602,096 at January 31, 2006 is expected to last through April 2007.

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

Clinical Studies.  We entered into agreements with several large institutions to conduct clinical studies regarding certain aspects of our Omnicarbon heart valve’s clinical performance.  The agreements run through fiscal year 2006.  In general, recipients of clinical study payments were required to utilize our products in order to complete their studies and collect and submit data according to a study protocol.  As of January 31, 2006, we had accrued, but not paid, $10,300 for clinical study payments.  We have communicated the termination of all studies and are not responsible for any liabilities beyond the $10,300.  In April 2005, we announced our exit from the mechanical heart valve business.  We have assigned any financial responsibility for studies outside the United States to our former distributors.

Severance Contingencies.  Employment agreements with six officers contain a provision for lump sum payments of up to twelve months severance if the officer is terminated without cause by us or for good reason by the officer as defined in the contracts.

Atrial Fibrillation Technology Purchase Agreement.  In August 2003, we entered into a technology purchase agreement with LightWave Ablation Systems, Inc. and its principals relating to the acquisition of LightWave’s interests in technology consisting of a catheter/probe containing elements of optical fiber, coolant passages and other features for the purpose of delivering laser energy to the epicardial surface of the heart for treatment of atrial fibrillation.  We paid LightWave an initial standstill payment consisting of 15,000 shares of our common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in 2004 and 2005.  An additional $125,000 was paid to LightWave in January 2006.  We will be obligated to pay an additional $385,000 within 45 days following our achievement of $1,500,000 of cumulative gross sales of disposable products.  In addition, at closing, during fiscal year 2004, we issued to LightWave a warrant for the purchase of 25,000 shares of common stock at $1.46 per share and, during fiscal year 2005, a warrant for the purchase of 25,000 shares of common stock at $1.46 per share upon receiving FDA 510(k) clearance.  In addition, we are obligated to issue a warrant for the purchase of 25,000 shares of common stock upon a receipt of a U.S. utility patent covering the product and a warrant for the purchase of 25,000 shares of common stock upon the first commercial sale of our product.

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

We are obligated to make payments for a period of ten years following the first commercial sale.  Our technology purchase agreement with LightWave contains other customary conditions, including mutual indemnification obligations.  LightWave and two of its principals have agreed to certain noncompetition obligations, nondisclosure obligations, and certain obligations to assign new developments or inventions relating to the acquired technology to our company.  We have agreed to use our reasonable commercial efforts to commercialize the technology within three years following the acquisition of the technology from LightWave.  If we fail in any year to pay minimum annual payments, we may be obligated to grant LightWave a nonexclusive right to use the technology acquired from LightWave, or pay LightWave the difference between payments actually made and minimum payments due for a given year.

The following table summarizes our contractual obligation as of January 31, 2006, excluding product liability contingencies, severance contingencies and payments that are contingent upon achievement of future development of sales milestones, as described above:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation(1)	$2,781,000	$370,800	$755,505	$1,654,695
Clinical Studies	10,300	10,300	—	—
Total Contractual Obligations	$2,791,300	$381,100	$755,505	$1,654,695

(1)                                  Future payments include interest due.

Qualitative and Quantitative Disclosures about Market Risk

We have discontinued sales of the heart valve and are focusing all of our resources on the development and introduction of our AtriLaze Surgical Ablation System.  Sales in fiscal year 2006 are not expected to be material, and we expect that any sales will be in the United States denominated in U.S. dollars.  Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments.  In June 2005, we placed a majority of our temporarily idle cash in a fund managed by a large brokerage firm.  This fund buys sells and holds interest rate sensitive investments.  If investors in the fund tried to redeem a significant portion of their shares simultaneously, the fund might be forced to sell investments below cost and we could incur a loss of principal in addition to a reduction or loss of interest.  Based on the current nature and levels of our investments and debt, however, we believe that we currently have no material market risk exposure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-QSB. Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this Quarterly Report on Form 10-QSB. To address the material weakness described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management has concluded that, as of January 31, 2006, we did not maintain effective controls over the preparation, review, presentation and disclosure of our statement of operations. Specifically, our controls did not prevent or detect the incorrect presentation of certain expenses as part of continuing operations rather than as part of discontinued operations, in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our financial statements for the quarter ended October 31, 2004 and the year ended April 30, 2005. Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of January 31, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

On March 9, 2006, J Giordano Securities LLC (d/b/a J Giordano Securities Group) (JGSG) filed suit against our company in U.S. District Court, District of Connecticut. JGSG claims that it is entitled to damages due to an alleged breach of the engagement agreement, as amended, between us and JGSG. In particular, JGSG claims that the exercise of outstanding warrants for the purchase of common stock by certain JGSG-identified investors and our purchase of outstanding shares of 5% Series A Redeemable Convertible Preferred Stock from certain JGSG-identified investors in December 2005 and January 2006 entitle JGSG to damages no less than $1,431,789. In particular, JGSG seeks (a) $279,191 in cash commissions, (b) warrants for the purchase of 859,050 shares at $0.325 per share, (c) lost profits of $751,669 on the argument that JGSG would have exercised the foregoing warrant and sold 859,050 shares on December 30, 2005, at a price of $1.20 per share, and (d) the $400,909 in cash commissions we paid C.E. Unterberg Towbin LLC. In addition, JGSG seeks reimbursement for reasonable expenses, interest, costs and attorneys’ fees. We believe that this lawsuit is without merit and intend to vigorously defend ourself.

ITEM 6	EXHIBITS

See Index to Exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2006.

MedicalCV, Inc.

By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

By	/s/ John H. Jungbauer
John H. Jungbauer
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Letter Agreement by and between MedicalCV, Inc. and Marc P. Flores, dated November 2, 2005 (incorporated by reference to our Current Report on Form 8-K filed on November 8, 2005 (File No. 000-33295)).

10.2	Letter Agreement by and between MedicalCV, Inc. and James E. Jeter, dated November 3, 2005 (incorporated by reference to our Current Report on Form 8-K filed on November 8, 2005 (File No. 000-33295)).

10.3	Form of Stock Option Amendment, dated December 13, 2005 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on December 14, 2005 (File No. 000-33295)).

10.4

Form of Preferred Stock Acquisition Agreement, dated December 21, 2005 (including form of Registration Rights Agreement) (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2005
(File No. 000-33295)).

10.5

Form of Amendment No. 1 to Securities Purchase Agreement (originally dated March 31, 2005), dated December 21, 2005 (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2005 (File No. 000-33295)).

10.6

Form of Amendment No. 1 to Warrant Agreement (originally issued April 1, 2005), dated December 21, 2005 (incorporated by reference to our Current Report on Form 8-K filed on December 22, 2005 (File No. 000-33295)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.