Form 10QSB
period 2006-07-31
MEDICALCV INC
filed 2006-09-13
CIK 1144284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

Yes  ☐  No  ☒

As of September 8, 2006, the issuer had outstanding 9,122,938 shares of common stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one)   ☐ Yes   ☒ No

PART I

FINANCIAL INFORMATION

ITEM 1                                CONDENSED FINANCIAL STATEMENTS

MEDICALCV, INC.

CONDENSED BALANCE SHEETS

	July 31,	April 30,
	2006	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,147,911	$10,351,570
Prepaid expenses and other assets	320,868	242,975
Current assets of discontinued operations	89,782	89,782
TOTAL CURRENT ASSETS	7,558,561	10,684,327

PROPERTY, PLANT AND EQUIPMENT, net	703,753	740,010
DEFERRED FINANCING COSTS, net	49,121	50,942
OTHER LONG-TERM ASSETS	23,400	23,400
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	64,877	87,323
TOTAL ASSETS	$8,399,712	$11,586,002

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$885,622	$605,313
Current portion of related party lease obligation	325,553	322,586
Accrued expenses	415,002	377,507
TOTAL CURRENT LIABILITIES	1,626,177	1,305,406
RELATED PARTY LEASE OBLIGATION, less current portion	2,459,723	2,542,233
TOTAL LIABILITIES	4,085,900	3,847,639

COMMITMENTS AND CONTINGENCIES

5% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK; $.01 par value; stated value $10,000 per share; 1,900 shares authorized; no shares issued and outstanding	—	—

SHAREHOLDERS’ EQUITY
Preferred stock; $.01 par value; 998,100 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; 24,000,000 shares authorized; 9,122,938 and 9,122,946 shares issued and outstanding	91,229	91,229
Additional paid-in capital	55,663,233	55,088,734
Deferred stock-based compensation	—	(98,512)
Accumulated deficit	(51,440,650)	(47,343,088)
TOTAL SHAREHOLDERS’ EQUITY	4,313,812	7,738,363
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$8,399,712	$11,586,002

See notes to condensed financial statements.

MEDICALCV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended July 31,
	2006	2005
OPERATING EXPENSES, CONTINUING OPERATIONS
Sales and marketing	$390,682	$105,217
General and administrative	2,217,613	763,329
Research and development	1,588,362	403,225
TOTAL OPERATING EXPENSES	4,196,657	1,271,771
LOSS FROM OPERATIONS	(4,196,657)	(1,271,771)

OTHER INCOME (EXPENSE)
Interest income	108,349	68,962
Interest expense	(37,235)	(79,036)
Other income	18,927	1,060
Decrease in fair value of putable warrants	—	6,453,938
TOTAL OTHER INCOME (EXPENSE)	90,041	6,444,924

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,106,616)	5,173,153

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	9,054	(102,969)
NET (LOSS) INCOME	$(4,097,562)	$5,070,184

BASIC AND DILUTED NET (LOSS) INCOME TO COMMON SHAREHOLDERS
Net (loss) income	$(4,097,562)	$5,070,184
Redeemable convertible preferred stock cash dividends	—	(218,633)
NET (LOSS) INCOME TO COMMON SHAREHOLDERS	$(4,097,562)	$4,851,551

NET (LOSS) EARNINGS PER COMMON SHARE – CONTINUING OPERATIONS, AFTER PREFERRED DIVIDENDS
Basic	$(0.45)	$4.49
Diluted	(0.45)	(0.70)

NET EARNINGS (LOSS) PER COMMON SHARE – DISCONTINUED OPERATIONS
Basic	0.00	(0.09)
Diluted	0.00	(0.05)

NET (LOSS) EARNINGS PER COMMON SHARE
Basic	(0.45)	4.40
Diluted	(0.45)	(0.75)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	9,122,941	1,102,442
Diluted	9,122,941	2,139,374

See notes to condensed financial statements.

MEDICALCV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended July 31,
	2006	2005
OPERATING ACTIVITIES
Net (loss) income	$(4,097,562)	$5,070,184
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Decrease in fair value of putable warrants	—	(6,453,938)
Depreciation and amortization	32,821	56,248
Impairment of fixed assets	20,753	—
Gain from the sales of property, plant and equipment	(49,649)	—
Stock-based compensation	673,240	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(55,447)	453,788
Accounts payable	280,309	(291,039)
Accrued expenses	37,495	(97,482)
NET CASH USED BY OPERATING ACTIVITIES	(3,158,040)	(1,262,239)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,515)	(238,682)
Proceeds from the sales of property, plant and equipment	50,668	—
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	34,153	(238,682)
FINANCING ACTIVITIES
Principal payments under related party lease obligation	(79,543)	(35,563)
Payments of fractional share interests	(229)	—
Proceeds from exercise of stock options	—	1,125
Preferred stock cash dividends	—	(218,633)
NET CASH USED BY FINANCING ACTIVITIES	(79,772)	(253,071)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,203,659)	(1,753,992)

CASH AND CASH EQUIVALENTS
Beginning of year	10,351,570	10,637,796
End of period	$7,147,911	$8,883,804
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$37,235	$79,036

See notes to condensed financial statements.

MEDICALCV, INC.

Notes to Condensed Financial Statements

1.             Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements included herein have been prepared by MedicalCV, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

The balance sheet as of July 31, 2006, the statements of operations for the three months ended July 31, 2006 and 2005, and the statements of cash flows for the three months ended July 31, 2006 and 2005 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2007.

2.             Going Concern

The Company’s financial statements as of and for the three months ended July 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue for the foreseeable future.  At July 31, 2006, the Company had an accumulated deficit of $51,440,650.  The level of cash required for operations during the remaining quarters of fiscal year 2007 is difficult to predict, and management anticipates that development of its new product will require additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional debt or equity financing as it continues to develop its new product.  However, the Company may not be able to obtain such financing on acceptable terms or at all.  If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plan and drastically reduce operating expenditures such that it may not be able to develop or enhance its product, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.             Net (Loss) Earnings per Common Share

Basic net (loss) earnings per common share was computed by dividing the net (loss) income to common shareholders by the weighted average number of common shares outstanding.  Diluted net loss per common share reflects the potential dilution that could occur if holders of warrants and options that are not anti-dilutive convert their holdings into common stock.  Diluted net loss per common share does not differ from basic net loss per common share in the three months ended July 31, 2006 since the potentially dilutive shares are anti-dilutive.  Certain warrants outstanding during the three months ended July 31, 2005 were potentially dilutive and considered to be common stock equivalents.  The net earnings to common shareholders for the three months ended July 31, 2005 was adjusted for the decrease in fair value of putable warrants and the weighted average number of shares used for the basic net earnings per share computation was increased by the shares issuable under the warrants as follows:

	Three months ended July 31,
	2006	2005
Numerator:
Net (loss) income to common shareholders for basic net (loss) earnings per common share	$(4,097,562)	$4,851,551
Effect of dilutive securities – decrease in fair value of putable warrants	—	(6,453,938)
Net loss to common shareholders for diluted loss per common share	$(4,097,562)	$(1,602,387)

	Three months ended July 31,
	2006	2005
Denominator:
Weighted average shares outstanding for basic net (loss) earnings per common share	9,122,941	1,102,442
Effect of dilutive securities – shares issuable under warrant agreements	—	1,036,932
Weighted average shares outstanding for diluted net loss per common share	9,122,941	2,139,374

Options and warrants to purchase 2,159,351 and 515,118 shares of common stock were excluded from the computation for the three months ended July 31, 2006 and 2005, respectively, because they were anti-dilutive.

4.             Stock-Based Compensation

On May 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, and elected the modified prospective application transition method.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance.  As required by SFAS No. 123R, the Company recognizes compensation expense during the vesting period of stock-based awards that are granted, modified, repurchased, or cancelled after May 1, 2006 using the grant-date fair value of the award.  In addition, compensation expense is recognized for awards granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value of the award.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options granted to employees using the intrinsic value method under the guidance of APB No. 25, and provided pro forma disclosure as required by SFAS No. 123.  No stock-based compensation cost was recognized in the statement of operations for the three months ended July 31, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock of the Company at the date of grant.  Stock options issued to non-employees were accounted for as required by SFAS No. 123.  However, no stock options were granted to non-employees during the three months ended July 31, 2005.

Stock-Based Compensation Expense

Stock-based compensation is classified in the same expense lines as cash compensation in accordance with SAB No. 107.  Stock-based compensation expense included in the statement of operations as a result of adopting SFAS No. 123R is as follows:

Three months ended July 31, 2006
Sales and marketing	$22,054
General and administrative	530,841
Research and development (1)	120,345
Total stock-based compensation	$673,240

Impact of adopting SFAS No. 123R on reported basic and diluted net loss per share	$(0.07)

(1) Includes $14,910 of stock-based compensation expense related to non-employees.

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period of the award.  The amount of stock-based compensation recognized is based on the value of the portions of the awards that are ultimately expected to vest.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for instruments that employees forfeit because the requisite service is not rendered.  Previously recognized compensation cost is not reversed if an employee stock option for which the requisite service has been rendered expires unexercised.  The Company uses historical forfeitures and employee turnover to estimate the number of options that will actually vest.  The Company will reevaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary.

In accordance with the modified prospective application transition method of SFAS No. 123R, financial results for prior periods have not been restated.  For purposes of the pro forma disclosures required by SFAS No. 123, the Company amortized the grant-date fair value of employee stock options over the vesting period and accounted for forfeitures as they occurred.  The following table illustrates the effect on net income and net earnings (loss) per share if the Company had recorded compensation expense for employee stock options under the provisions of SFAS No. 123 for the three months ended July 31, 2005:

Three months ended July 31, 2005
Net income to common shareholders – as reported	$4,851,551
Stock-based employee compensation expense	(382,181)
Net income to common shareholders – pro forma	$4,469,370

Basic net earnings per common share
As reported	$4.40
Pro forma	4.05

Diluted net loss per common share
As reported	(0.75)
Pro forma	(0.93)

SFAS No. 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows.  Due to the Company’s history of net operating losses and current tax position, there are not any material excess tax benefits.

As of July 31, 2006, there was $3,897,801 of total unrecognized stock-based compensation cost and the Company expects that cost to be recognized over a weighted-average recognition period of 2.8 years.

Stock Option Activity

At July 31, 2006, 362,905 shares remain available for grant under the Company’s five authorized stock option plans.  Of the 949,535 options outstanding at July 31, 2006, 557,365 were issued outside of the authorized plans.  Generally, the exercise price of an option is set at the price of the Company’s stock on the grant date.  Options typically vest over four years and have a maximum contractual term of ten years.  Certain option awards provide for accelerated vesting if there is a change in control.

The following table summarizes information about stock options for the three months ended July 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding, April 30, 2006	903,253	$9.70
Granted	146,229	7.66
Exercised	—	—
Forfeited/Expired	(99,947)	10.23
Outstanding, July 31, 2006	949,535	9.33	6.9	$180
Vested and expected to vest, July 31, 2006	824,744	9.43	6.9	$180
Exercisable, July 31, 2006	313,775	10.53	6.5	$180

(1)  This disclosure excludes those options that have no intrinsic value (i.e. those options that are out of the money using the closing market price of the Company’s stock on July 31, 2006 of $5.30 per share).

On May 10, 2006, the Company awarded non-qualified stock options for the purchase of 5,000 shares of common stock to each of the Company’s six non-employee directors.  The options vest immediately, are exercisable at $10.50 per share, and expire on May 10, 2016.  In addition, the Company awarded a non-qualified stock option for the purchase of 25,000 shares of common stock to the Vice President, Marketing.  The option vests over 4 years, is exercisable at $10.50 per share, and expires on May 10, 2016.

On June 21, 2006, the Company awarded a non-qualified stock option for the purchase of 91,229 shares of common stock to the Vice President, Finance and Chief Financial Officer.  The option vests over 4 years, is exercisable at $5.95 per share, and expires on June 21, 2016.

Net cash proceeds from the exercise of stock options were $1,125 in the three months ended July 31, 2005.  The aggregate intrinsic value of options exercised (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) was $2,063 during the three months ended July 31, 2005.  Due to the Company’s current tax position, no tax benefit was recognized as a result of option exercises in the three months ended July 31, 2005.  There were no stock options exercised during the three months ended July 31, 2006.  The Company issues new shares for stock options exercised.

Stock Option Valuation

The Company uses the Black-Scholes-Merton formula to estimate the grant date fair value of its stock options using the following assumptions:

	Three months ended July 31,
	2006	2005
Options granted	146,229	20,500
Weighted average exercise price	$7.66	$7.50
Weighted average grant date fair value	$6.25	$7.31
Expected dividend yield rate (1)	0%	0%
Risk free interest rate (2)	5.0 to 5.1%	4.2%
Expected term (3)	5.0 to 6.3 years	10 years
Expected volatility (4)	111.1 to 111.2%	136.0%
Weighted-average volatility	111.1%	136.0%

(1)  Expected dividend yield rate – The Company has not historically paid a cash dividend and does not intend to pay dividends in the future.  Therefore, the Company has assumed an expected dividend yield rate of zero.

(2)  Risk free interest rate – The Company uses yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate in its grant-date fair value assessment.  For fiscal year 2007, the rate is based on the U.S. Treasury interest rates whose term is consistent with the expected term of the stock option.  For fiscal year 2006, the rate was based on the U.S. Treasury interest rate for the term consistent with the maturity of the option.

(3)  Expected term – Due to the limited number of historical stock options exercised, the Company has elected to use the “simplified” method for estimating the expected terms of options in fiscal year 2007 as allowed under SAB 107.  Under this approach, the expected term was calculated by taking the average of the vesting term and the original contract term.  In fiscal year 2006, the Company used the contractual life of the option as the expected term.

(4)  Expected volatility – For stock option grants in fiscal year 2007, the Company uses at least three years of historical monthly price observations to estimate volatility.  For stock option grants in fiscal year 2006, the Company used weekly price observations beginning in August 2003, the date of acquisition of certain technology used in continuing operations.

5.             Shareholders’ Equity

Registration Statement for Public Offering of Common Stock

On August 8, 2006, the Company requested withdrawal of its registration statement on Form SB-2 originally filed with the Securities and Exchange Commission on May 19, 2006 related to a proposed public offering of common stock.  Due to unsettled conditions in the equity markets, the Company decided not to pursue a public offering at that time.

Reverse Stock Split

On May 31, 2006, the Company effected a reverse stock split pursuant to which every ten shares of common stock and every ten shares of preferred stock were combined into one share of common stock and one share of preferred stock, respectively, without any change in the par value of the shares.  The authorized capital stock was reduced in like manner.  No fractional shares were issued as a result of the reverse split, and $229 has been paid for fractional share interests.  The reverse split was approved by the Company’s board of directors without shareholder approval in accordance with the requirements of Minnesota law.  Historical share data presented herein gives retroactive effect to this reverse stock split.

Stock Warrants

The Company had warrants outstanding to purchase 1,168,498 shares of the Company’s common stock at prices ranging from $3.25 to $67.50 per share at July 31, 2006 and April 30, 2006.  The warrants expire at various dates through March 2015.

6.             Employment Agreements

Current Vice President, Finance and Chief Financial Officer

In May 2006, the Company entered into a written, at-will employment agreement with Eapen Chacko, who joined the Company on June 21, 2006, as Vice President, Finance and Chief Financial Officer.  Mr. Chacko assumed the roles of principal financial officer and principal accounting officer effective at the close of business on July 31, 2006.  Mr. Chacko receives an annual base salary of $200,000 and is eligible to receive performance-based cash bonuses.  The employment agreement provides that a severance payment will be made if the employment is terminated by the Company without cause, or by the employee for good reason, including, but not limited to, a reduction of the employee’s compensation; a reduction of authority and responsibility; a relocation of place of employment; or a breach of the employment agreement by the Company.  The severance payment would be six months of base salary and, if at the end of such six-month period, Mr. Chacko is not employed or engaged as an independent contractor, the Company would pay him up to an additional six months of base salary until he is employed or engaged as an independent contractor.  In addition to payments of base salary, the Company has agreed to pay or reimburse Mr. Chacko for medical (COBRA) benefits for the periods covered by the severance payments.  In addition, Mr. Chacko has agreed to certain nondisclosure and invention provisions and certain noncompetition and nonrecruitment provisions during the term of employment and for a period of one year after termination of employment.

Former Vice President, Finance and Chief Financial Officer

In April 2006, the Company entered into an amendment to the employment agreement (the “First Amendment”) with John H. Jungbauer, then the Company’s Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Jungbauer’s departure from the Company.  Mr. Jungbauer’s employment ceased effective at the close of business on July 31, 2006.  A severance payment of $100,000 was paid on July 31, 2006 and an additional $100,000 will be paid to Mr. Jungbauer in January 2007.  In addition to these severance payments, the Company has agreed to pay or reimburse Mr. Jungbauer for medical (COBRA) benefits.  The Company recorded $94,291 in the three months ended July 31, 2006 and $131,793 in fiscal year 2006 related to the severance payments, related payroll taxes, and medical benefits.

In connection with the First Amendment, the Company agreed to amend Mr. Jungbauer’s stock option agreements to provide that his options, to the extent vested on the termination date, would be exercisable for a period of twelve months following the termination of Mr. Jungbauer’s employment.  The original terms of Mr. Jungbauer’s stock option agreements for the purchase of 144,012 shares of the Company’s common stock provided that he had three months following termination of employment to exercise the vested portions.  The Company accounted for the modification in accordance with the provisions of APB No. 25 and recorded compensation expense of $87,353 in fiscal year 2006 to reflect the intrinsic value of the excess of the market price of the Company’s common stock at the date of modification over the exercise price of the vested stock options.

In July 2006, the Company entered into a second amendment to the employment agreement (the “Second Amendment”) with Mr. Jungbauer to retroactively rescind the provision in the First Amendment that provided Mr. Jungbauer twelve months following termination of employment to exercise the vested portions of his stock options and revert to the original terms of the stock option agreements that provide Mr. Jungbauer three months following termination of employment to exercise the vested portions thereof.  Options to purchase 44,065 shares of the Company’s common stock had vested as of July 31, 2006.  The Company accounted for the subsequent modification of the exercise period in fiscal year 2007 in accordance with the provisions of SFAS No. 123R.  Accordingly, no incremental compensation was recorded in fiscal year 2007 as the fair value of the modified stock option agreements was less than the fair value immediately before the modification.

Other Separations

During the three months ended July 31, 2005, the Company entered into a separation agreement with an employee, resulting in a charge to general and administrative expense for severance pay of $40,382.

The following table summarizes the severance charges:

Balance as of April 30, 2005	$24,834
Severance charges in fiscal year 2006	172,175
Cash usage in fiscal year 2006	(65,216)
Balance as of April 30, 2006	131,793
Severance charges in the first quarter of fiscal year 2007	94,291
Cash usage in the first quarter of fiscal year 2007	(100,000)
Balance as of July 31, 2006	$126,084

7.             Litigation

On March 10, 2006, J Giordano Securities LLC (d/b/a J Giordano Securities Group) (“JGSG”) filed suit against the Company in U.S. District Court for the District of Connecticut.  JGSG, which acted as a private placement agent for the Company in connection with sales of the Company’s securities to private investors in April 2005, asserts claims for breach of contract, unjust enrichment and quantum meruit.  JGSG contends it is owed certain fees as a result of “follow on transactions” executed by investors identified by JGSG, pursuant to the engagement agreement, as amended, between the Company and JGSG or, in the alternative, that it should be awarded such fees on an equitable basis.  In particular, JGSG claims that the exercise of outstanding warrants for the purchase of common stock by certain JGSG-identified investors and the Company’s purchase of outstanding shares of 5% Series A Redeemable Convertible Preferred Stock from certain JGSG-identified investors in December 2005 and January 2006 entitle JGSG to damages no less than $1,431,769.  JGSG seeks (a) $279,191 in cash commissions, (b) warrants for the purchase of 85,905 shares at $3.25 per share, (c) lost profits of $751,669 on the argument that JGSG would have exercised the foregoing warrant and sold 85,905 shares on December 30, 2005, at a price of $12.00 per share, and (d) the $400,909 in cash commissions the Company paid C.E. Unterberg, Towbin, LLC.  JGSG also seeks reimbursement for reasonable expenses, interest, costs and attorneys’ fees.  The U.S. District Court for the District of Connecticut has referred the matter to NASD arbitration; however, there remains a motion to determine the venue of the NASD arbitration pending before the federal court.

On May 26, 2006, JGSG notified the Company by letter that, pursuant to the agreement, it may claim compensation arising out of alleged rights to serve as a co-managing underwriter or member of the underwriting group of a proposed public offering set forth in the registration statement on Form SB-2 the Company filed with the Securities and Exchange Commission on May 19, 2006.  Due to market conditions, the Company requested a withdrawal of such registration statement on August 9, 2006.

The Company believes that this lawsuit is without merit and intends to vigorously defend itself.

8.             Discontinued Operations

On November 17, 2004, the Company’s board of directors authorized management to cease production of heart valves but to continue marketing the valves while exploring the merits of possible strategic alternatives for the heart valve business, including, but not limited to, a joint venture with another party or the sale of the business.  Following exploration of a number of alternatives, management concluded in April 2005 that an orderly winding up of the valve business was the Company’s best alternative.  On April 6, 2005, the Company’s board authorized management to discontinue sales and marketing of heart valves effective April 30, 2005, and to seek a buyer for the related production equipment.

As a result of the Company’s discontinuance of the heart valve business, the Company made a determination during the fourth quarter of fiscal year 2005 that the remaining assets of the heart valve operations should be considered “held for sale” pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  Pursuant to SFAS No. 144, the Company ceased depreciation of property and equipment held for sale and evaluated whether any of the long-lived assets of the discontinued heart valve business were impaired.  Based upon the estimated selling prices of these assets, management concluded that the carrying value of these assets was not impaired.  The Company has sold or disposed of the majority of the equipment and the carrying value of the remaining net assets of the heart valve business are reported as assets of discontinued operations on the Company’s balance sheet.

Valve business revenues and income (loss) before income taxes included in discontinued operations are as follows:

	Three months ended July 31,
	2006	2005
Revenues	$—	$338,333
Income (loss) before income taxes	$9,054	$(102,969)

The carrying amounts and major classes of the assets, which are presented as assets of discontinued operations on the accompanying balance sheets are as follows:

	July 31, 2006	April 30, 2006
Prepaid expenses	$89,782	$89,782
Total current assets of discontinued operations	89,782	89,782

Property, plant and equipment, net	—	—
Other long-term assets	64,877	87,323
Total non-current assets of discontinued operations	64,877	87,323

Assets of discontinued operations	$154,659	$177,105

9.             Geographic Information

The following table summarizes net sales, all of which are reported as part of discontinued operations, by geographic area:

	Three months ended July 31,
	2006	2005
Europe	$—	$279,435
United States	—	58,898
Total	$—	$338,333

Substantially all of the Company’s operations and assets were based in the United States for all periods presented.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006, under the caption “Management’s Discussion and Analysis or Plan of Operation — Cautionary Statement.”

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements.  Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us.  We caution you to keep in mind the cautions and risks described in this document and in our Cautionary Statement and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear.  We do not undertake to update any forward-looking statement.

Overview

Our ATRILAZE™ surgical ablation system utilizes laser energy to ablate cardiac tissue.  We acquired the initial technology in August 2003 and we have developed several generations of products beyond the initial technology purchase.  We received FDA 510(k) clearances for the first generation product in November 2004 and the second generation product in October 2005.  In addition, we received a third 510(k) clearance in April 2006 which covered an additional laser wavelength.

The ATRILAZE system with its laser technology platform is currently being utilized to ablate cardiac tissue concomitantly, or in conjunction, with open-heart surgical procedures.  Our strategy is to leverage our existing laser technology to develop a stand-alone, minimally invasive treatment for atrial fibrillation (“AF”).  AF is the most commonly occurring cardiac arrhythmia.  It reduces cardiac output, is a major precursor to congestive heart failure and is associated with an increased incidence of stroke.  We define a minimally invasive treatment as being one in which the procedure is performed on a beating heart in a closed-chest setting.  We submitted an application for FDA 510(k) clearance of our minimally invasive system for cardiac tissue ablation in May 2006 and expect final clearance before we introduce our ATRILAZE minimally invasive system in the second half of calendar year 2006.

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

Critical Accounting Policies

For discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

On May 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, and elected the modified prospective application transition method.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance.  As required by SFAS No. 123R, we recognize compensation expense during the vesting period of stock-based awards that are granted, modified, repurchased, or cancelled after May 1, 2006 using the grant-date fair value of the award.  In addition, compensation expense is recognized for awards granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value of the award.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results are not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  We have also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we accounted for stock options granted to employees using the intrinsic value method under the guidance of APB No. 25, and provided pro forma disclosure as required by SFAS No. 123.  No stock-based compensation cost was recognized in the statement of operations for the three months ended July 31, 2005 as all options granted had an exercise price equal to the market value of our underlying common stock at the date of grant.  Stock options issued to non-employees were accounted for as required by SFAS No. 123.  However, no stock options were granted to non-employees during the three months ended July 31, 2005.

We recognize compensation expense for stock options on a straight-line basis over the requisite service period of the award.  The amount of stock-based compensation recognized is based on the value of the portions of the awards that are ultimately expected to vest.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for instruments that employees forfeit because the requisite service is not rendered.  Previously recognized compensation cost is not reversed if an employee stock option for which the requisite service has been rendered expires unexercised.  We use historical forfeitures and employee turnover to estimate the number of options that will actually vest.  We will reevaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary.

In accordance with the modified prospective application transition method of SFAS No. 123R, financial results for prior periods have not been restated.  For purposes of the pro forma disclosures required by SFAS No. 123, we amortized the grant-date fair value of employee stock options over the vesting period and accounted for forfeitures as they occurred.

See Note 4 in Item I “Condensed Financial Statements” for additional information.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are still evaluating the impact, if any, of this Interpretation on our financial statements.

Results of Operations for the Three Months Ended July 31, 2006 and 2005

Sales and Marketing.  Sales and marketing expenses increased from $105,217 in the three months ended July 31, 2005 to $390,682 in the three months ended July 31, 2006.  The $285,465 increase was primarily due to an increase of $163,551 in payroll and relocation costs, $59,703 in travel and entertainment, and $31,948 in public relations.  Stock-based compensation expense as a result of adoption of SFAS No. 123R was $22,054 in the three months ended July 31, 2006.

General and Administrative.  General and administrative expenses increased from $763,329 in the three months ended July 31, 2005 to $2,217,613 in the three months ended July 31, 2006.  The $1,454,284 increase was primarily due to costs associated with a proposed public offering of our common stock that we subsequently decided not to pursue.  The proposed public offering resulted in an increase of $346,479 in financial advisory consulting, $135,865 in legal services, $111,567 in audit fees, and $130,306 in printing expenses.  In addition to the proposed public offering, the increase in general and administrative expenses was due to an increase of $181,669 in salaries, bonus, recruiting, relocation, and other payroll related costs; and increases of $226,384 and $304,457 in stock-based compensation to employees and the board of directors, respectively, as a result of adoption of SFAS No. 123R.

Research and Development.  Research and development expenses increased from $403,225 in the three months ended July 31, 2005 to $1,588,362 in the three months ended July 31, 2006.  The $1,185,137 increase was primarily due to an increase of $516,457 in external product design and development consulting and $176,677 in test and design materials related to our ATRILAZE™ minimally invasive system.  The increase in research and development was also caused by an increase of $212,357 in payroll and related costs, $105,435 in stock-based compensation to employees as a result of adoption of SFAS No. 123R, and $14,910 in stock-based compensation to non-employees.

Other Income (Expense).  Other income (expense) decreased from $6,444,924 in the three months ended July 31, 2005 to $90,041 in the three months ended July 31, 2006.  The three months ended July 31, 2005 included a $6,453,938 reduction in the fair value of the putable warrants issued in connection with 1,803 shares of 5% Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) issued on April 1, 2005 discussed more fully in Note 9 of the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.  Interest income increased from $68,962 in the three months ended July 31, 2005 to $108,349 in the three months ended July 31, 2006.  Interest expense decreased from $79,036 in the three months ended July 31, 2005 to $37,235 in the three months ended July 31, 2006 due to lower borrowings outstanding.

Discontinued Operations.  Discontinued operations relate to the heart valve business.  The income from discontinued operations of $9,054 in the three months ended July 31, 2006 resulted from a $31,500 gain on the disposition of fully depreciated assets offset by expenses of $22,446 in the three months ended July 31, 2006.  The loss of $102,969 in the three months ended July 31, 2005 resulted from heart valve sales of $338,333 offset by expenses of $441,302.

Dividends on Preferred Stock.  During the three months ended July 31, 2005, we paid cash dividends of $218,633 related to the Preferred Stock.  As discussed in Note 9 of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006, these shares are no longer outstanding.

Income Tax Provision.  We have no income tax provision in the three months ended July 31, 2006 due to the net operating losses generated for income tax reporting purposes.  We have established a valuation allowance to fully offset tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, redeemable convertible preferred stock or common stock options and warrants.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $10,351,570 at April 30, 2006 to $7,147,911 at July 31, 2006 due to the following:

Three months ended July 31, 2006
Net cash used by operating activities	$(3,158,040)
Net cash provided by investing activities	34,153
Net cash used by financing activities	(79,772)
Net decrease in cash and cash equivalents	$(3,203,659)

Operating Activities.  Net cash used by operating activities was $3,158,040 in the three months ended July 31, 2006 compared to $1,262,239 in the three months ended July 31, 2005.  The net cash used by operating activities of $3,158,040 in the three months ended July 31, 2006 resulted primarily from the net loss of $4,097,562 less non-cash charges of $673,240 related to stock-based compensation and $262,357 in net changes in operating assets and liabilities primarily due to an increase in accounts payable.  The net cash used by operating activities of $1,262,239 in the three months ended July 31, 2005 resulted primarily from the net income of $5,070,184 less non-cash charges of $6,453,938 related to the change in fair value of putable warrants.

Investing Activities.  Net cash provided by investing activities was $34,153 for the three months ended July 31, 2006 due to cash proceeds from the sales of property, plant and equipment of $50,668 partially offset by purchases of property, plant and equipment of $16,515.  Net cash used in the three months ended July 31, 2005 of $238,682 related to purchases of property, plant and equipment.

Financing Activities.  Net cash used by financing activities was $79,772 in the three months ended July 31, 2006 due primarily to principal payments under our related party lease obligation.  Net cash used by financing activities of $253,071 in the three months ended July 31, 2005 was primarily due to $35,563 of principal payments under our related party lease obligation and $218,633 in preferred stock dividends.

Throughout fiscal year 2006 and 2005, we entered into a number of financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  Details of these activities are contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

We expect that our operating losses and negative operating cash flow will continue as we continue to support the development and launch of our minimally invasive product.  We anticipate that our sales and marketing, general and administrative and research and development expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon the progress of our product development and the availability of financing.  Our cash balance of $7,147,911 at July 31, 2006 is expected to last through January 2007.

Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•              sales of our product are not achieved;

•              operating losses exceed our expectations;

•              our manufacturing and development costs or estimates prove to be inaccurate; or

•              we acquire, license or develop additional technologies.

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

Related Party Lease Obligation.  On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota, to PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller.  Mr. Miller is one of our directors and one of the largest beneficial owners of our securities.  In connection with the transaction, we received total consideration of $3.84 million consisting of (1) $1.0 million in cash, (2) PKM’s assumption of our $2.5 million outstanding indebtedness to Associated Bank, and (3) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.

Simultaneous with the sale of the facility, we entered into a lease with PKM to lease back the facility and a portion of the land.  The lease has a ten-year initial term with options for us to extend the lease up to ten additional years.  Under certain conditions, we also have an option to purchase the building at the end of the initial ten-year term at the fair value at that time.

Operating Lease.  We have an operating lease for a certain piece of office equipment, which expires in fiscal year 2011.  At the end of the initial lease term, we have the option to purchase the equipment at the fair market value, renew the lease, or return the equipment.

Severance Contingencies.  Employment agreements with seven officers contain a provision for lump sum payments of up to twelve months severance if the officer is terminated without cause by us or for good reason by the officer (as defined in the agreements).

Severance Contract.  In April 2006, we entered into an amendment to the employment agreement (the “First Amendment”) with John H. Jungbauer, then our Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Jungbauer’s departure from our company.  Mr. Jungbauer’s employment ceased effective at the close of business on July 31, 2006.  A severance payment of $100,000 was paid on July 31, 2006 and an additional $100,000 will be paid to Mr. Jungbauer in January 2007.  In addition to these severance payments, we have agreed to pay or reimburse Mr. Jungbauer for medical (COBRA) benefits.  We recorded $94,291 in the three months ended July 31, 2006 and $131,793 in fiscal year 2006 related to the severance payments, related payroll taxes, and medical benefits.

In connection with the First Amendment, we agreed to amend Mr. Jungbauer’s stock option agreements to provide that his options, to the extent vested on the termination date, would be exercisable for a period of twelve months following the termination of Mr. Jungbauer’s employment.  The original terms of Mr. Jungbauer’s stock option agreements for the purchase of 144,012 shares of our common stock provided that he had three months following termination of employment to exercise the vested portions thereof.  We accounted for the modification in accordance with the provisions of APB No. 25 and recorded compensation expense of $87,353 in fiscal year 2006 to reflect the intrinsic value of excess of the market price of our stock at the date of modification over the exercise price of the vested stock options.

In July 2006, we entered into a second amendment to the employment agreement (the “Second Amendment”) with Mr. Jungbauer to retroactively rescind the provision in the First Amendment that provided Mr. Jungbauer twelve months following termination of employment to exercise the vested portions thereof and revert to the original terms of the stock option agreements that provide Mr. Jungbauer three months following termination of employment to exercise the vested portions thereof.  Options to purchase 44,065 shares of our common stock had vested as of July 31, 2006.  We accounted for the subsequent modification of the exercise period in fiscal year 2007 in accordance with the provisions of SFAS No. 123R.  Accordingly, no incremental compensation was recorded in fiscal year 2007 as the fair value of the modified stock option agreements was less than the fair value immediately before the modification.

Atrial Fibrillation Technology Purchase Agreement.  In August 2003, we entered into a technology purchase agreement with LightWave Ablation Systems, Inc. (“LightWave”) and its principals, one of whom became an employee of our company, relating to the acquisition of LightWave’s interests in technology consisting of a catheter/probe containing elements of optical fiber, coolant passages and other features for the purpose of delivering laser energy to the epicardial surface of the heart for treatment of atrial fibrillation.  We paid LightWave an initial standstill payment consisting of 1,500 shares of our common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in 2004 and 2005.  An additional $125,000 was paid to LightWave in January 2006.  We will be obligated to pay an additional $385,000 within 45 days following our achievement of $1,500,000 of cumulative gross sales of disposable products.  In addition, at closing, during fiscal year 2004, we issued to LightWave a warrant for the purchase of 2,500 shares of common stock at $14.60 per share and, during fiscal year 2005, a warrant for the purchase of 2,500 shares of common stock at $14.60 per share upon receiving FDA 510(k) clearance.  In addition, we are obligated to issue a warrant for the purchase of 2,500 shares of common stock upon a receipt of a U.S. utility patent covering the product and a warrant for the purchase of 2,500 shares of common stock upon the first commercial sale of our product.

Following the first commercial sale, we have agreed to make payments to LightWave for ten years equal to six percent of net sales of the LightWave product in countries in which we obtain patent protection and four percent of net sales of the LightWave product in territories in which there is no patent protection.  Commencing with the second year following our first commercial sale, we have agreed to make minimum annual payments as follows:

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

The following table summarizes our contractual obligation as of July 31, 2006, excluding product liability contingencies, severance contingencies and payments that are contingent upon achievement of future development of sales milestones, as described above:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation(1)	$2,805,788	$431,864	$876,379	$1,497,545
Accrued Severance	126,084	126,084	—	—
Operating Lease	21,197	5,530	11,059	4,608
Total Contractual Obligations	$2,953,069	$563,478	$887,438	$1,502,153

(1)                                  Future payments include interest due.

Qualitative and Quantitative Disclosures about Market Risk

We are focusing all of our resources on the development and introduction of our minimally invasive system.  Sales in fiscal year 2007 are not expected to be material, and we expect that any sales will be in the United States denominated in U.S. dollars.  Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments.  At July 31, 2006, we held a majority of our cash in a money market account.  Based on the current nature and levels of our investments we believe that we currently have no material market risk exposure.

Our general investing policy is to limit market and credit risk and the risk of principal loss.  All liquid investments with maturities of three months or less are considered to be cash equivalents.

ITEM 3   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-QSB.  Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this Quarterly Report on Form 10-QSB.  To address the material weakness described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report.  Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has concluded that, as of July 31, 2006 and April 30, 2006, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements.  Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of July 31, 2006 and April 30, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, other than those noted below, that occurred during our quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1                                LEGAL PROCEEDINGS

On March 10, 2006, J Giordano Securities LLC (d/b/a J Giordano Securities Group) (“JGSG”) filed suit against our company in U.S. District Court for the District of Connecticut.  JGSG, which acted as a private placement agent for our company in connection with sales of our securities to private investors in April 2005, asserts claims for breach of contract, unjust enrichment and quantum meruit.  JGSG contends it is owed certain fees as a result of “follow on transactions” executed by investors identified by JGSG, pursuant to the engagement agreement, as amended, between us and JGSG or, in the alternative, that it should be awarded such fees on an equitable basis.  In particular, JGSG claims that the exercise of outstanding warrants for the purchase of common stock by certain JGSG-identified investors and our purchase of outstanding shares of 5% Series A Redeemable Convertible Preferred Stock from certain JGSG-identified investors in December 2005 and January 2006 entitle JGSG to damages no less than $1,431,769.  JGSG seeks (a) $279,191 in cash commissions, (b) warrants for the purchase of 85,905 shares at $3.25 per share, (c) lost profits of $751,669 on the argument that JGSG would have exercised the foregoing warrant and sold 85,905 shares on December 30, 2005, at a price of $12.00 per share, and (d) the $400,909 in cash commissions we paid C.E. Unterberg, Towbin, LLC.  JGSG also seeks reimbursement for reasonable expenses, interest, costs and attorneys’ fees.  The U.S. District Court for the District of Connecticut has referred the matter to NASD arbitration; however, there remains a motion to determine the venue of the NASD arbitration pending before the federal court.

On May 26, 2006, JGSG notified us by letter that, pursuant to the agreement, it may claim compensation arising out of alleged rights to serve as a co-managing underwriter or member of the underwriting group of a proposed public offering set forth in the registration statement on Form SB-2 we filed with the Securities and Exchange Commission on May 19, 2006.  Due to market conditions, we requested a withdrawal of such registration statement on August 9, 2006.

We believe that this lawsuit is without merit and intend to vigorously defend ourselves.

ITEM 6                                EXHIBITS

See “Index to Exhibits.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: September 13, 2006	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

	By	/s/ Eapen Chacko
Eapen Chacko
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as Amended (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

10.1

Restated Executive Employment Agreement, effective May 30, 2006, by and between MedicalCV, Inc. and Eapen Chacko (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2006 (File No. 000-33295)).

10.2

Second Amendment to Executive Employment Agreement by and between John H. Jungbauer and MedicalCV, Inc., dated July 18, 2006 (incorporated by reference to our Current Report on Form 8-K filed on July 20, 2006 (File No. 000-33295)).

10.3

Form of Non-Qualified Stock Option Agreement issued to Directors under Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-KSB filed on July 20, 2006 (File No. 000-33295)).

10.4

Form of Non-Qualified Stock Option Agreement under the MedicalCV, Inc. 2001 Equity Incentive Plan issued to Executive Officers (incorporated by reference to our Annual Report on Form 10-KSB filed on July 20, 2006 (File No. 000-33295)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.