Form 10QSB
period 2006-10-31
MEDICALCV INC
filed 2006-12-14
CIK 1144284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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

Yes  ☐  No  ☒

As of December 4, 2006, the issuer had outstanding 9,837,224 shares of common stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one)   ☐ Yes   ☒ No

PART I

FINANCIAL INFORMATION

ITEM 1                                CONDENSED FINANCIAL STATEMENTS

MEDICALCV, INC.

CONDENSED BALANCE SHEETS

	October 31, 2006	April 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,565,206	$10,351,570
Prepaid expenses and other assets	111,992	242,975
Current assets of discontinued operations	89,782	89,782
TOTAL CURRENT ASSETS	6,766,980	10,684,327

PROPERTY, PLANT AND EQUIPMENT, net	750,678	740,010
DEFERRED FINANCING COSTS, net	47,300	50,942
OTHER LONG-TERM ASSETS	23,400	23,400
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	42,431	87,323
TOTAL ASSETS	$7,630,789	$11,586,002

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$747,827	$605,313
Current portion of related party lease obligation	328,549	322,586
Accrued expenses	400,402	377,507
TOTAL CURRENT LIABILITIES	1,476,778	1,305,406
RELATED PARTY LEASE OBLIGATION, less current portion	2,376,453	2,542,233
TOTAL LIABILITIES	3,853,231	3,847,639

COMMITMENTS AND CONTINGENCIES

5% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK; $.01 par value; stated value $10,000 per share; 1,900 shares authorized; no shares issued and outstanding	—	—

SHAREHOLDERS’ EQUITY
Preferred stock; $.01 par value; 998,100 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; 24,000,000 shares authorized; 9,837,224 and 9,122,946 shares issued and outstanding	98,372	91,229
Additional paid-in capital	58,198,310	55,088,734
Deferred stock-based compensation	—	(98,512)
Accumulated deficit	(54,519,124)	(47,343,088)
TOTAL SHAREHOLDERS’ EQUITY	3,777,558	7,738,363
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$7,630,789	$11,586,002

See notes to condensed financial statements.

MEDICALCV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
OPERATING EXPENSES, CONTINUING OPERATIONS
Sales and marketing	$406,192	$28,617	$796,874	$133,834
General and administrative	539,595	721,251	2,757,208	1,484,580
Research and development	2,154,289	789,450	3,742,651	1,192,675
TOTAL OPERATING EXPENSES	3,100,076	1,539,318	7,296,733	2,811,089
LOSS FROM OPERATIONS	(3,100,076)	(1,539,318)	(7,296,733)	(2,811,089)

OTHER INCOME (EXPENSE)
Interest income	73,022	77,068	181,371	146,030
Interest expense	(29,772)	(21,043)	(67,007)	(100,079)
Other income (expense)	798	(4,664)	19,725	(3,604)
Decrease in fair value of putable warrants	—	822,164	—	7,276,102
TOTAL OTHER INCOME (EXPENSE)	44,048	873,525	134,089	7,318,449

(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,056,028)	(665,793)	(7,162,644)	4,507,360

LOSS FROM DISCONTINUED OPERATIONS	(22,446)	(46,681)	(13,392)	(149,650)
NET (LOSS) INCOME	$(3,078,474)	$(712,474)	$(7,176,036)	$4,357,710

NET (LOSS) INCOME TO COMMON SHAREHOLDERS
Net (loss) income	$(3,078,474)	$(712,474)	$(7,176,036)	$4,357,710
Redeemable convertible preferred stock cash dividends	—	(223,058)	—	(441,691)
NET (LOSS) INCOME TO COMMON SHAREHOLDERS	$(3,078,474)	$(935,532)	$(7,176,036)	$3,916,019

NET (LOSS) EARNINGS PER COMMON SHARE – CONTINUING OPERATIONS, AFTER PREFERRED DIVIDENDS
Basic	$(0.33)	$(0.78)	$(0.78)	$3.62
Diluted	(0.33)	(0.78)	(0.78)	(1.51)

NET LOSS PER COMMON SHARE – DISCONTINUED OPERATIONS
Basic	$(0.00)	$(0.04)	$(0.00)	$(0.13)
Diluted	(0.00)	(0.04)	(0.00)	(0.07)

NET (LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.33)	$(0.82)	$(0.78)	$3.49
Diluted	(0.33)	(0.82)	(0.78)	(1.58)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,262,690	1,141,181	9,192,815	1,121,811
Diluted	9,262,690	1,141,181	9,192,815	2,124,179

See notes to condensed financial statements.

MEDICALCV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended October 31,
	2006	2005
OPERATING ACTIVITIES
Net (loss) income	$(7,176,036)	$4,357,710
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Decrease in fair value of putable warrants	—	(7,276,102)
Depreciation and amortization	88,006	129,793
Gain from the sales of property, plant and equipment	(49,649)	—
Stock-based compensation	1,064,210	—
Provision for doubtful accounts	—	23,935
Changes in operating assets and liabilities:
Prepaid expenses and other assets	175,875	889,783
Accounts payable	142,514	(150,596)
Accrued expenses	22,895	(157,980)
NET CASH USED BY OPERATING ACTIVITIES	(5,732,185)	(2,183,457)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(96,051)	(307,264)
Proceeds from the sales of property, plant and equipment	50,668	—
NET CASH USED BY INVESTING ACTIVITIES	(45,383)	(307,264)
FINANCING ACTIVITIES
Principal payments under related party lease obligation	(159,817)	(116,653)
Payments of fractional share interests	(229)	—
Proceeds from issuance of common stock and warrants	2,151,250	—
Proceeds from exercise of stock options	—	660
Preferred stock cash dividends	—	(441,691)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,991,204	(557,684)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,786,364)	(3,048,405)

CASH AND CASH EQUIVALENTS
Beginning of year	10,351,570	10,637,796
End of period	$6,565,206	$7,589,391
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$67,007	$105,667

See notes to condensed financial statements.

MEDICALCV, INC.

Notes to Condensed Financial Statements

1.             Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements included herein have been prepared by MedicalCV, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

The balance sheet as of October 31, 2006, the statements of operations for the three and six months ended October 31, 2006 and 2005, and the statements of cash flows for the six months ended October 31, 2006 and 2005 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2007.

2.             Going Concern

The Company’s financial statements as of and for the six months ended October 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue in the foreseeable future.  At October 31, 2006, the Company had an accumulated deficit of $54,519,124.  The level of cash required for operations during the remaining quarters of fiscal year 2007 is difficult to predict, and management anticipates that development and introduction of its new product will require additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional debt or equity financing as it continues to develop and launch its new product.  However, the Company may not be able to obtain such financing on acceptable terms or at all.  If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plan and drastically reduce operating expenditures such that it may not be able to develop or enhance its product, gain market share in the United States of America or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.             Net (Loss) Earnings per Common Share

Basic net (loss) earnings per common share was computed by dividing the net (loss) income to common shareholders by the weighted average number of common shares outstanding.  Diluted net loss per common share reflects the potential dilution that could occur if holders of warrants and options that are not anti-dilutive convert their holdings into common stock.  Diluted net loss per common share does not differ from basic net loss per common share in the three and six months ended October 31, 2006 and the three months ended October 31, 2005 due to the loss from continuing operations which would cause the potentially dilutive shares to be anti-dilutive.  Certain warrants outstanding during the six months ended October 31, 2005 were potentially dilutive and considered to be common stock equivalents.  The net earnings to common shareholders for the six months ended October 31, 2005 was adjusted for the decrease in fair value of putable warrants and the weighted average number of shares used for the basic net earnings per share computation was increased by the shares issuable under the warrants as follows:

	For the Periods Ended October 31,
	Three Months		Six Months
	2006	2005	2006	2005
Numerator:
Net (loss) income to common shareholders for basic net (loss) earnings per common share	$(3,078,474)	$(935,532)	$(7,176,036)	$3,916,019
Effect of dilutive securities – decrease in fair value of putable warrants	—	—	—	(7,276,102)
Net loss to common shareholders for diluted loss per common share	$(3,078,474)	$(935,532)	$(7,176,036)	$(3,360,083)

	For the Periods Ended October 31,
	Three Months		Six Months
	2006	2005	2006	2005
Denominator:
Weighted average shares outstanding for basic net (loss) earnings per common share	9,262,690	1,141,181	9,192,815	1,121,811
Effect of dilutive securities – shares issuable under warrant agreements	—	—	—	1,002,368
Weighted average shares outstanding for diluted net loss per common share	9,262,690	1,141,181	9,192,815	2,124,179

Options and warrants outstanding to purchase 2,118,040 and 4,619,096 shares of common stock were excluded from the computation for the three months ended October 31, 2006 and 2005, respectively, because they were anti-dilutive.  Options and warrants outstanding to purchase 2,139,239 and 1,091,751 shares of common stock were excluded from the computation for the six months ended October 31, 2006 and 2005, respectively, because they were anti-dilutive.

4.             Stock-Based Compensation

On May 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, and elected the modified prospective application transition method.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance.  As required by SFAS No. 123R, the Company recognizes compensation expense during the service period of stock-based awards that are granted, modified, repurchased, or cancelled after May 1, 2006 using the grant-date fair value of the award.  In addition, compensation expense is recognized for awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value of the award.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the same expense lines as cash compensation in accordance with SAB No. 107.  Stock-based compensation expense included in the statement of operations as a result of adopting SFAS No. 123R is as follows:

	Three months ended October 31, 2006	Six months ended October 31, 2006
Sales and marketing	$23,318	$45,372
General and administrative	246,227	777,068
Research and development (1)	121,425	241,770
Total stock-based compensation	$390,970	$1,064,210

Impact of adopting SFAS No. 123R on reported basic and diluted net loss per share	$(0.04)	$(0.12)

(1) Includes $16,571 and $31,481 of stock-based compensation expense related to non-employees serving on the Company’s scientific advisory board in the three and six months ended October 31, 2006, respectively.

The Company recognizes compensation expense for stock options on a straight-line basis over the requisite service period of the award.  The amount of stock-based compensation recognized is based on the value of the portions of the awards that are ultimately expected to vest.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No compensation cost is recognized for unvested awards that employees forfeit because the requisite service is not rendered.  Previously recognized compensation cost is not reversed if an employee stock option for which the requisite service has been rendered expires unexercised.  The Company uses historical forfeitures and employee turnover to estimate the number of options that will actually vest.  The Company reevaluates this estimate periodically and adjusts the forfeiture rate on a prospective basis as necessary.

Prior to the adoption of SFAS No. 123R, the Company accounted for stock options granted to employees using the intrinsic value method under the guidance of APB No. 25, and provided pro forma disclosure as required by SFAS No. 123.  Under the intrinsic value method of accounting, no compensation expense is recognized in the statement of operations when the exercise price of the employee stock option award equals or is greater than the market price of the underlying common stock at the date of grant, and the measurement date of the option grant is certain.  The measurement date is certain when the date of grant is fixed and determinable.  Compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the amount that the employee is required to pay for the stock.

No stock-based compensation cost was recognized in the statement of operations for the three and six months ended October 31, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock of the Company at the date of grant.

In accordance with the modified prospective application transition method of SFAS No. 123R, financial results for prior periods have not been restated.  For purposes of the pro forma disclosures required by SFAS No. 123, the Company amortized the grant-date fair value of employee stock options over the vesting period and accounted for forfeitures as they occurred.  The following table illustrates the effect on net (loss) income and net (loss) earnings per share as if the Company had recorded compensation expense for employee stock options under the fair value based method for the three and six months ended October 31, 2005:

	Three months ended October 31, 2005	Six months ended October 31, 2005
Net (loss) income to common shareholders – as reported	$(935,532)	$3,916,019
Less: Stock-based compensation determined under the fair value based method for all awards	(419,096)	(801,277)
Net (loss) income to common shareholders – pro forma	$(1,354,628)	$3,114,742

Basic net (loss) earnings per common share
As reported	$(0.82)	$3.49
Pro forma	(1.19)	2.78

Diluted net loss per common share
As reported	$(0.82)	$(1.58)
Pro forma	(1.19)	(1.96)

As of October 31, 2006, there was $3,597,121 of total unrecognized stock-based compensation cost and the Company expects that cost to be recognized over a weighted-average recognition period of 2.7 years.

Stock Option Activity

At October 31, 2006, 340,653 shares remain available for grant under the Company’s five authorized stock option plans.  Of the 927,437 options outstanding at October 31, 2006, 513,715 have been issued outside of the Company’s authorized plans.  Generally, the exercise price of an option is set at the closing market price of the Company’s common stock on the grant date.  Options typically vest over four years and have a maximum contractual term of ten years.  Certain option awards provide for accelerated vesting if there is a change in control.

The following table summarizes information about stock options for the six months ended October 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding, April 30, 2006	903,253	$9.70
Granted	146,229	7.66
Forfeited/Expired	(99,947)	10.23
Outstanding, July 31, 2006	949,535	9.33
Granted	26,000	4.05
Forfeited/Expired	(48,098)	10.22
Outstanding, October 31, 2006	927,437	9.13	6.8	$1,300
Vested and expected to vest, October 31, 2006	819,560	9.21	6.8	$1,116
Exercisable, October 31, 2006	347,681	10.13	6.6	$—

(1)  This disclosure excludes those options that have no intrinsic value (i.e. those options that are out of the money using the closing market price of the Company’s common stock on October 31, 2006 of $4.10 per share).

On May 10, 2006, the Company awarded non-qualified stock options for the purchase of 5,000 shares of common stock to each of the Company’s six non-employee directors.  These options vested immediately, are exercisable at $10.50 per share, and expire on May 10, 2016.  In addition, the Company awarded a non-qualified stock option for the purchase of 25,000 shares of common stock to the Vice President, Marketing.  This option vests over 4 years, is exercisable at $10.50 per share, and expires on May 10, 2016.

On June 21, 2006, the Company awarded a non-qualified stock option for the purchase of 91,229 shares of common stock to the Vice President, Finance and Chief Financial Officer.  This option vests over 4 years, is exercisable at $5.95 per share, and expires on June 21, 2016.

On October 19, 2006, the Company awarded non-qualified stock options for the purchase of 5,000 shares of common stock to each of the Company’s five non-employee directors. The options vest over 1 year, are exercisable at $4.05 per share, and expire on October 19, 2016.

Net cash proceeds from the exercise of stock options for 375 shares of common stock were $1,125 in the six months ended October 31, 2005.  The aggregate intrinsic value of the options exercised (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) was $2,063 during the six months ended October 31, 2005.  Due to the Company’s tax position, no tax benefit was recognized as a result of option exercises.  There were no stock options exercised during the three and six months ended October 31, 2006 and three months ended October 31, 2005.  The Company issues new shares for stock options exercised.

Stock Option Valuation

The Company uses the Black-Scholes-Merton formula to estimate the grant date fair value of its stock options using the following assumptions:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Options granted	26,000	63,096	172,229	83,596
Weighted average exercise price	$4.05	$7.36	$7.12	$7.39
Weighted average grant-date fair value	$3.31	$7.15	$5.81	$7.19
Expected dividend rate (1)	0%	0%	0%	0%
Risk free interest rate (2)	4.8%	4.2%	4.8 to 5.1%	4.2%
Expected term (3)	5.5 to 6.3 years	4.0 to 10.0 years	5.0 to 6.3 years	4.0 to 10.0 years
Expected volatility (4)	107.5%	136.0%	107.5 to 111.2%	136.0%
Weighted-average volatility	107.5%	136.0%	110.6%	136.0%

(1)  Expected dividend rate – The Company has not historically paid a cash dividend to common shareholders and does not intend to pay dividends in the future.  Therefore, the Company has assumed an expected dividend rate of zero.

(2)  Risk free interest rate – For fiscal year 2007, the Company uses yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate in its grant-date fair value assessment.  For fiscal year 2006, the rate was based on the U.S. Treasury interest rate for the term consistent with the maturity of the option.

(3)  Expected term – Due to the limited number of stock options exercised historically, the Company has elected to use the “simplified” method for estimating the expected terms of options in fiscal year 2007 as allowed under SAB 107.  Under this approach, the expected term was calculated by taking the average of the vesting term and the original contract term.  In fiscal year 2006, the Company used the contractual life of the option as the expected term.

(4)  Expected volatility – For stock option grants in fiscal year 2007, the Company uses at least three years of historical monthly price observations to estimate volatility.  For stock option grants in fiscal year 2006, the Company used weekly price observations beginning in August 2003, the date of acquisition of certain technology used in continuing operations.

5.             Shareholders’ Equity

Reverse Stock Split

On May 31, 2006, the Company effected a reverse stock split pursuant to which every ten shares of common stock and every ten shares of preferred stock were combined into one share of common stock and one share of preferred stock, respectively, without any change in the par value of the shares.  The authorized capital stock was reduced in a like manner.  No fractional shares were issued as a result of the reverse split, and $229 has been paid for fractional share interests.  The reverse split was approved by the Company’s board of directors without shareholder approval in accordance with the requirements of Minnesota law.  Historical share data presented herein gives retroactive effect to this reverse stock split.

Registration Statement for Public Offering of Common Stock

On August 8, 2006, the Company requested withdrawal of its registration statement on Form SB-2 originally filed with the SEC on May 19, 2006 related to a proposed public offering of common stock.  Due to unsettled conditions in the equity markets, the Company decided not to pursue a public offering at that time.

Private Placement of Common Stock and Warrants

On October 13, 2006, pursuant to the terms of a securities purchase agreement, the Company issued 714,286 shares of common stock to accredited investors and warrants for the purchase of an aggregate of 178,571 shares of common stock to such investors.  Gross proceeds of $2,500,000 from the private placement were reduced by offering costs of $348,750 resulting in $2,151,250 of net proceeds.  The warrants are exercisable for five years at an exercise price of $4.365 per share, subject to basic, and for 9 months, full-ratchet anti-dilution adjustments.

In connection with the securities purchase agreement, the Company granted the investors a 12-month right of participation in subsequent financings.  The Company agreed not to create or authorize any senior securities or undertake a reverse or forward stock split or reclassification, without the consent of the purchasers of a majority of the shares, for 18 months.  The Company also agreed not to enter into any variable rate transactions for 18 months.

In addition, the Company entered into a registration rights agreement which required the Company to file a registration statement to register for resale the shares of common stock issued in this transaction and the shares of common stock issuable upon exercise of the warrants.  The Company filed such registration statement on November 17, 2006 and it was declared effective on November 30, 2006.

If the registration statement ceases to be effective for more than an aggregate of 75 calendar days in any 12-month period, the Company has agreed to pay each holder an amount as liquidated damages equal to 1.5% of the aggregate investment amount then held by the holder of the shares purchased pursuant to the securities purchase agreement and on each monthly anniversary of the failure to effect such registration, provided however that such liquidated damages will not exceed 10% of the aggregate purchase price paid by all holders.  The Company is required to use its commercially reasonable efforts to keep the registration statement effective until all registered securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k).  The Company has determined that the possibility of failing to maintain the effectiveness of the registration statement for more than an aggregate of 75 calendar days in any 12-month period is not probable and has not recorded a liability in the financial statements for liquidated damages.

In addition, if the registration statement permitting the resale of the shares issuable upon the exercise of the warrants is required to be effective but is not then effective or the prospectus forming a part thereof is not then available for the resale of the shares, then each warrant allows the holder to convert the warrants into common stock without any cash consideration in exchange for the surrender of the remaining shares of common stock otherwise purchasable upon the exercise of the warrant.

Warrants

The Company had warrants outstanding to purchase 1,303,638 shares of the Company’s common stock at prices ranging from $3.25 to $67.50 per share at October 31, 2006.  The warrants expire at various dates through March 2015.

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2006 and July 31, 2006	1,168,498	$11.24
Granted	178,571	4.37
Impact of anti-dilution features	6,569	0.07
Forfeited/Expired	(50,000)	65.00
Outstanding, October 31, 2006	1,303,638	8.18

6.             Employment Agreements

Current Vice President, Finance and Chief Financial Officer

In May 2006, the Company entered into an employment agreement with Eapen Chacko, who joined the Company on June 21, 2006, as Vice President, Finance and Chief Financial Officer.  Mr. Chacko assumed the roles of principal financial officer and principal accounting officer effective at the close of business on July 31, 2006.  Mr. Chacko receives an annual base salary of $200,000 and is eligible to receive performance-based cash bonuses.  The employment agreement provides that a severance payment will be made if the employment is terminated by the Company without cause, or by the employee for good reason, including, but not limited to, a reduction of the employee’s compensation; a reduction of authority and responsibility; a relocation of place of employment; or a breach of the employment agreement by the Company.  The severance payment would be six months of base salary and, if at the end of such six-month period, Mr. Chacko is not employed or engaged as an independent contractor, the Company would pay him up to an additional six months of base salary until he is employed or engaged as an independent contractor.  In addition to payments of base salary, the Company has agreed to pay or reimburse Mr. Chacko for medical (COBRA) benefits for the periods covered by the severance payments.  In addition, Mr. Chacko has agreed to certain nondisclosure and invention provisions and certain noncompetition and nonrecruitment provisions during the term of employment and for a period of one year after termination of employment.

Former Vice President, Finance and Chief Financial Officer

In April 2006, the Company entered into an amendment to the employment agreement (the “First Amendment”) with John H. Jungbauer, then the Company’s Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Jungbauer’s departure from the Company.  Mr. Jungbauer’s employment ceased effective at the close of business on July 31, 2006.  A severance payment of $100,000 was paid on July 31, 2006 and an additional $100,000 will be paid to Mr. Jungbauer in January 2007.  In addition to these severance payments, the Company has agreed to pay or reimburse Mr. Jungbauer for medical (COBRA) benefits.  The Company recorded $94,291 in the first quarter of fiscal year 2007 and $131,793 in fiscal year 2006 related to the severance payments, related payroll taxes, and medical benefits.

In connection with the First Amendment, the Company agreed to amend Mr. Jungbauer’s stock option agreements to provide that his options, to the extent vested on the termination date, would be exercisable for a period of twelve months following the termination of Mr. Jungbauer’s employment.  The original terms of Mr. Jungbauer’s stock option agreements for the purchase of 144,012 shares of the Company’s common stock provided that he had three months following termination of employment to exercise the vested portions.  The Company accounted for the modification in accordance with the provisions of APB No. 25 and recorded stock-based compensation expense of $87,353 in fiscal year 2006 to reflect the intrinsic value of the excess of the market price of the Company’s common stock at the date of modification over the exercise price of the vested stock options.

In July 2006, the Company entered into a second amendment to the employment agreement (the “Second Amendment”) with Mr. Jungbauer to retroactively rescind the provision in the First Amendment that provided Mr. Jungbauer twelve months following termination of employment to exercise the vested portions of his stock options and revert to the original terms of the stock option agreements that provide Mr. Jungbauer three months following termination of employment to exercise the vested portions thereof.  Options to purchase 44,065 shares of the Company’s common stock had vested as of July 31, 2006.  The Company accounted for the subsequent modification of the exercise period in fiscal year 2007 in accordance with the provisions of SFAS No. 123R.  Accordingly, no incremental compensation was recorded in fiscal year 2007 as the fair value of the modified stock option agreements was less than the fair value immediately before the modification.  The options expired unexercised on October 31, 2006.

Other Separation

During the six months ended October 31, 2005, the Company entered into a separation agreement with an employee, resulting in a charge to general and administrative expense for severance pay of $40,382.

The following table summarizes the severance charges:

Balance as of April 30, 2005	$24,834
Severance charges in fiscal year 2006	172,175
Cash usage in fiscal year 2006	(65,216)
Balance as of April 30, 2006	131,793
Severance charges in the first quarter of fiscal year 2007	94,291
Cash usage in the first quarter of fiscal year 2007	(100,000)
Balance as of July 31, 2006	126,084
Severance charges in the second quarter of fiscal year 2007	—
Cash usage in the second quarter of fiscal year 2007	(5,958)
Balance as of October 31, 2006	$120,126

7.                                           Litigation

On March 10, 2006, J Giordano Securities LLC (d/b/a J Giordano Securities Group) (“JGSG”) filed suit against the Company in U.S. District Court for the District of Connecticut. JGSG, which acted as a private placement agent for the Company in connection with sales of the Company’s securities to private investors in April 2005, asserts claims for breach of contract, unjust enrichment and quantum meruit. JGSG contends it is owed certain fees as a result of “follow on transactions” executed by investors identified by JGSG, pursuant to the engagement agreement, as amended, between the Company and JGSG or, in the alternative, that it should be awarded such fees on an equitable basis. In particular, JGSG originally claimed that the exercise of outstanding warrants for the purchase of common stock by certain JGSG-identified investors and the Company’s purchase of outstanding shares of 5% Series A Redeemable Convertible Preferred Stock from certain JGSG-identified investors in December 2005 and January 2006 entitled JGSG to damages no less than $1,431,769. JGSG originally sought (a) $279,191 in cash commissions, (b) warrants for the purchase of 85,905 shares at $3.25 per share, (c) lost profits of $751,669 on the argument that JGSG would have exercised the foregoing warrant and sold 85,905 shares on December 30, 2005, at a price of $12.00 per share, and (d) $400,909 in cash commissions the Company paid C.E. Unterberg, Towbin, LLC (“CEUT”).

On September 22, 2006, the Company asserted a counterclaim against JGSG for fraud and breach of contract based upon JGSG’s misrepresentations to induce the Company to enter the engagement agreement and JGSG’s failure to perform its promised services thereunder. The Company seeks damages of (a) the $30,000 retainer and $543,000 cash paid to JGSG; (b) the value of the Company’s warrants for 114,600 shares of common stock issued to JGSG; (c) the $445,328 fee and $27,016 expense reimbursement that the Company paid CEUT for its advisory services in December 2005 and January 2006; (d) the $3.7 million cash the Company did not obtain on investor warrant exercises due to the reduced warrant exercise price the Company was required to accept during those months; and (e) the value of the additional 1.9 million shares of common stock the Company was required to issue to effectuate the preferred stock purchase during those months. As a result, the Company counterclaims in excess of $5.0 million.

On November 20, 2006, JGSG filed an amended statement of claim. JGSG added new claims for additional compensation based upon the issuance of additional common stock to preferred stock holders in the alleged “follow-on transactions,” the Company’s alleged failure to timely file a resale registration statement for JGSG, and for additional compensation based upon the October 2006 private placement. JGSG currently seeks alleged damages of $3,346,565 as follows: (a) $279,191 in cash commissions; (b) warrants for the purchase of 85,905 shares at $3.25 per share; (c) lost profits of $751,669 on the argument that JGSG would have exercised the foregoing warrant and sold 85,905 shares on December 30, 2005, at a price of $12.00 per share; (d) $249,690 in cash pursuant to the alleged failure to timely file the resale registration statement for JGSG; (e) $6,726 in liquidated damages based upon the Company’s alleged failure to timely file the resale registration statement for JGSG; (f) $556,214 in cash commissions that JGSG claims it was entitled to based upon preferred stock holders’ receipt of additional common stock in the alleged “follow-on transactions”; (g) warrants for the purchase of 171,142 shares at $3.25 per share; (h) lost profits of $952,166 on the argument that JGSG would have exercised the foregoing warrant and sold 171,142 shares on January 3, 2006, at a price of $11.00 per share; (i) $400,909 in cash commissions the Company paid to CEUT; and (j) $150,000 based upon the fee the Company paid to CEUT for the October 2006 private placement. JGSG also seeks reimbursement for reasonable expenses, interest, costs and attorneys’ fees. The U.S. District Court for the District of Connecticut has referred the matter to NASD arbitration. The Company believes that JGSG’s lawsuit is without merit and intends to vigorously defend itself.

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

As a result of the Company’s discontinuance of the heart valve business, the Company made a determination during the fourth quarter of fiscal year 2005 that the remaining assets of the heart valve operations should be considered “held for sale” pursuant to SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  Pursuant to SFAS No. 144, the Company ceased depreciation of property and equipment held for sale and evaluated whether any of the long-lived assets of the discontinued heart valve business were impaired.  Based upon the estimated selling prices of these assets, management concluded that the carrying value of these assets was not impaired.  The Company has sold or disposed of the majority of the equipment and the carrying value of the remaining net assets of the heart valve business are reported as assets of discontinued operations on the Company’s balance sheet.

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

Overview

Our ATRILAZE™ surgical ablation system utilizes laser energy to ablate cardiac and soft tissue.  We acquired the initial technology in August 2003 and we have developed several generations of products beyond the initial technology purchase.  We received FDA 510(k) clearances for the first generation product in November 2004 and the second generation product in October 2005.  In addition, we received a third 510(k) clearance in April 2006 which covered an additional laser wavelength.

The ATRILAZE system with its laser technology platform is currently being utilized to ablate cardiac tissue concomitantly, or in conjunction, with open-heart surgical procedures, such as mitral valve surgery.  Ablating cardiac tissue creates precise lesions, or scars, which can block abnormal electrical impulses that cause atrial fibrillation (“AF”).  AF is the most commonly occurring cardiac arrhythmia.  It reduces cardiac output, is a major precursor to congestive heart failure and is associated with an increased incidence of stroke.

In May 2006, we submitted an application for FDA 510(k) clearance of our minimally invasive system for cardiac tissue ablation.  We define a minimally invasive treatment as being one in which the procedure is performed on a beating heart in a closed-chest setting.  In December 2006, we announced that, as a consequence of continued review by the FDA of our application, we no longer expect to receive 510(k) clearance on a timeline that would permit commercial launch of our minimally invasive system in calendar year 2006.  We intend to respond to the FDA and, subject to FDA 510(k) clearance, to introduce our minimally invasive system in calendar year 2007.

Beyond the use of our cleared devices for cardiac ablation in concomitant procedures and the pending FDA 510(k) application for our minimally invasive system, it is our long-range goal to leverage our existing laser technology to develop a stand-alone, minimally invasive treatment for AF.  However, specific labeling of our product for AF would require a premarket approval, the most stringent form of FDA review, which would entail a clinical trial.  As of October 31, 2006, no company had received FDA approval or clearance to market an ablation system for use as a treatment for AF.

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

Until November 2004, we developed and marketed mechanical heart valves known as the Omnicarbon® 3000 and 4000 heart valves.  In November 2004, after an exhaustive evaluation of the heart valve business, we discontinued all heart valve related production.  In April 2005, we announced that our efforts to find a buyer for the heart valve business had been unsuccessful and that we would stop selling heart valves and were exiting the heart valve business.  At that time, we also determined to direct all of our resources to the development and introduction of our laser technology platform for tissue ablation.

Critical Accounting Policies and Estimates

For further discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.  Also, see Note 4 in Part I, Item 1 “Condensed Financial Statements” for additional information.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not anticipate the adoption of FIN 48 on May 1, 2007 to have a material impact on our financial statements due to our tax loss carryforwards and related valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We do not anticipate the adoption of SFAS No. 157 on May 1, 2008 to have a material impact on our financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  This pronouncement is effective for fiscal years ending after November 15, 2006.  We do not anticipate the adoption of SAB No. 108 to have a material impact on our financial statements.

Results of Operations for the Three Months Ended October 31, 2006 and 2005

Sales and Marketing.  Sales and marketing expenses increased from $28,617 in the three months ended October 31, 2005 to $406,192 in the three months ended October 31, 2006.  The $377,575 increase was primarily due to expanding our sales and marketing efforts in preparation for launch of our minimally invasive system.  The significant components of sales and marketing expenses in the three months ended October 31, 2006 included $151,221 in payroll and related costs, $142,108 in costs to conduct a scientific advisory board conference in September 2006, $52,071 in travel and entertainment, and $23,318 in employee stock-based compensation as a result of SFAS No. 123R.

General and Administrative.  General and administrative expenses decreased from $721,251 in the three months ended October 31, 2005 to $539,595 in the three months ended October 31, 2006.  The $181,656 decrease was primarily due to a $272,034 reversal of an accrual of consulting expenses related to a proposed public offering of our common stock that we subsequently decided not to pursue.  This credit was partially offset by expenses of $205,237 in employee stock-based compensation and $40,990 in director stock-based compensation as a result of SFAS No. 123R.

Research and Development.  Research and development expenses increased from $789,450 in the three months ended October 31, 2005 to $2,154,289 in the three months ended October 31, 2006.  The $1,364,839 increase was primarily due to development of our minimally invasive system.  During the three months ended October 31, 2006, we incurred $698,280 in external development of our controller component of the system, $319,582 in external development of our laser component of the system, and $211,393 in materials and temporary labor to build pre-clinical disposable delivery system prototypes to be tested as part of the development process.  Stock based compensation to employees as a result of SFAS No. 123R was $104,854 and stock-based compensation to non-employees serving on our scientific advisory board was $16,571 in the three months ended October 31, 2006.

Other Income (Expense).  Total other income (expense) decreased from $873,525 in the three months ended October 31, 2005 to $44,048 in the three months ended October 31, 2006.  The three months ended October 31, 2005 included a $822,164 reduction in the fair value of the putable warrants issued in connection with 1,803 shares of 5% Series A Redeemable Convertible Preferred Stock (“Preferred Stock”) issued on April 1, 2005 discussed more fully in Note 9 of the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

Discontinued Operations.  The loss from discontinued operations consisted primarily of the amortization of a prepaid insurance policy related to the heart valve business.  The loss from discontinued operations decreased from $46,681 in the three months ended October 31, 2005 to $22,446 in the three months ended October 31, 2006.  The $24,235 decrease was due primarily to bad debt expense recorded in the three months ended October 31, 2005.

Dividends on Preferred Stock.  During the three months ended October 31, 2005, we paid cash dividends of $223,058 related to the Preferred Stock.  As discussed in Note 9 of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006, these shares are no longer outstanding.

Income Tax Provision.  We have no income tax provision in the three months ended October 31, 2006 and 2005 due to the net operating losses generated for income tax reporting purposes.  We have established a valuation allowance to fully offset tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, redeemable convertible preferred stock or common stock options and warrants.

Results of Operations for the Six Months Ended October 31, 2006 and 2005

Sales and Marketing.  Sales and marketing expenses increased from $133,834 in the six months ended October 31, 2005 to $796,874 in the six months ended October 31, 2006.  The $663,040 increase was primarily due to expanding our sales and marketing efforts in preparation for launch of our minimally invasive system.  The significant components of the increase in sales and marketing expenses in the six months ended October 31, 2006 included $244,164 in additional payroll and related costs, $142,108 in costs to conduct a scientific advisory board conference in September 2006, $111,654 in additional travel and entertainment, $65,000 in relocation costs, and $45,372 in employee stock-based compensation as a result of SFAS No. 123R.

General and Administrative.  General and administrative expenses increased from $1,484,580 in the six months ended October 31, 2005 to $2,757,208 in the six months ended October 31, 2006.  A majority of the $1,272,628 increase was due to the adoption of SFAS No. 123R.  Employee and director stock-based compensation was $431,622 and $345,446, respectively, in the six months ended October 31, 2006 as a result of SFAS No. 123R.  In addition, we incurred increases of $124,633 in legal services, $117,253 in accounting services, and $162,778 in printing expenses related primarily to a proposed public offering of our common stock that we subsequently decided not to pursue.

Research and Development.  Research and development expenses increased from $1,192,675 in the six months ended October 31, 2005 to $3,742,651 in the six months ended October 31, 2006.  The $2,549,976 increase was primarily due to development of our minimally invasive system.  During the six months ended October 31, 2006, we incurred $1,271,156 in external development of our controller component of the system, $375,886 in external development of our laser component of the system, and $327,250 in materials and temporary labor to build pre-clinical disposable delivery system prototypes to be tested as part of the development process.  Stock based compensation to employees as a result of SFAS No. 123R was $210,289 and stock-based compensation to non-employees serving on our scientific advisory board was $31,481 in the six months ended October 31, 2006.

Other Income (Expense).  Total other income (expense) decreased from $7,318,449 in the six months ended October 31, 2005 to $134,089 in the six months ended October 31, 2006.  The six months ended October 31, 2005 included a $7,276,102 reduction in the fair value of the putable warrants issued in connection with 1,803 shares of Preferred Stock issued on April 1, 2005 discussed more fully in Note 9 of the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

Discontinued Operations.  The loss from discontinued operations decreased from $149,650 in the six months ended October 31, 2005 to $13,392 in the six months ended October 31, 2006.  The loss in the six months ended October 31, 2005 included revenue of $338,333, cost of goods sold of $441,302, insurance expense of $22,446, and bad debt expense of $24,235.  The loss in the six months ended October 31, 2006 consisted of $44,892 in amortization of a prepaid insurance policy partially offset by $31,500 in the gain on the sale of fixed assets.

Dividends on Preferred Stock.  During the six months ended October 31, 2005, we paid cash dividends of $441,691 related to the Preferred Stock.  As discussed in Note 9 of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006, these shares are no longer outstanding.

Income Tax Provision.  We have no income tax provision in the six months ended October 31, 2006 and 2005 due to the net operating losses generated for income tax reporting purposes.  We have established a valuation allowance to fully offset tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, redeemable convertible preferred stock or common stock options and warrants.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $10,351,570 at April 30, 2006 to $6,565,206 at October 31, 2006 due to the following:

Six months ended October 31, 2006
Net cash used by operating activities	$(5,732,185)
Net cash used by investing activities	(45,383)
Net cash provided by financing activities	1,991,204
Net decrease in cash and cash equivalents	$(3,786,364)

Operating Activities.  The net cash used by operating activities of $5,732,185 in the six months ended October 31, 2006 resulted primarily from the net loss of $7,176,036 being partially offset by non-cash charges of $1,064,210 related to stock-based compensation and $341,284 in net changes in operating assets and liabilities primarily due to a decrease in prepaid expenses and an increase in accounts payable.  The net cash used by operating activities of $2,183,457 in the six months ended October 31, 2005 resulted primarily from the net income of $4,357,710 less non-cash charges of $7,276,102 related to the change in fair value of putable warrants.

Investing Activities.  The net cash used by investing activities of $45,383 in the six months ended October 31, 2006 resulted from purchases of property, plant and equipment of $96,051 being partially offset by cash proceeds from the sales of property, plant and equipment of $50,668.  The net cash used by investing activities of $307,264 in the six months ended October 31, 2005 resulted from purchases of property, plant and equipment.

Financing Activities.  The net cash provided by financing activities of $1,991,204 in the six months ended October 31, 2006 resulted primarily from the $2,151,250 in net cash proceeds obtained from the October 13, 2006 private placement being partially offset by principal payments required by the related party lease obligation.  The net cash used by financing activities of $557,684 in the six months ended October 31, 2005 resulted primarily from the $441,691 in preferred stock cash dividends and principal payments required by the related party lease obligation.

On October 13, 2006, pursuant to the terms of a securities purchase agreement, we issued 714,286 shares of common stock to accredited investors and warrants for the purchase of an aggregate of 178,571 shares of common stock to such investors.  Gross proceeds of $2,500,000 from the private placement were reduced by offering costs of $348,750 resulting in $2,151,250 of net proceeds.  The warrants are exercisable for five years at an exercise price of $4.365 per share, subject to basic, and for 9 months, full-ratchet anti-dilution adjustments.

In connection with the securities purchase agreement, we granted the investors a 12-month right of participation in subsequent financings.  We agreed not to create or authorize any senior securities or undertake a reverse or forward stock split or reclassification, without the consent of the purchasers of a majority of the shares, for 18 months.  We also agreed not to enter into any variable rate transactions for 18 months.

In addition, we entered into a registration rights agreement which required us to file a registration statement to register for resale the shares of common stock issued in this transaction and the shares of common stock issuable upon exercise of the warrants.  We filed such registration statement on November 17, 2006 and it was declared effective on November 30, 2006.

If the registration statement ceases to be effective for more than an aggregate of 75 calendar days in any 12-month period, we have agreed to pay each holder an amount as liquidated damages equal to 1.5% of the aggregate investment amount then held by the holder of the shares purchased pursuant to the securities purchase agreement and on each monthly anniversary of the failure to effect such registration, provided however that such liquidated damages will not exceed 10% of the aggregate purchase price paid by all holders.  We are required to use our commercially reasonable efforts to keep the registration statement effective until all registered securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k).  We have determined that the possibility of failing to maintain the effectiveness of the registration statement for more than an aggregate of 75 calendar days in any 12-month period is not probable and have not recorded a liability in the financial statements for liquidated damages.

In addition, if the registration statement permitting the resale of the shares issuable upon the exercise of the warrants is required to be effective but is not then effective or the prospectus forming a part thereof is not then available for the resale of the shares, then each warrant allows the holder to convert the warrants into common stock without any cash consideration in exchange for the surrender of the remaining shares of common stock otherwise purchasable upon the exercise of the warrant.

Throughout fiscal year 2006 and 2005, we entered into a number of other financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  Details of these activities are contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

We expect that our operating losses and negative operating cash flow will continue as we continue to support the development and launch of our minimally invasive product.  We anticipate that our sales and marketing, general and administrative and research and development expenses will continue to constitute a material use of our cash resources.  The actual amounts and timing of our capital expenditures will vary significantly depending upon the progress of our product development and the availability of financing.  Our cash balance of $6,565,206 at October 31, 2006 is expected to last through March 2007.

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

Simultaneous with the sale of the facility, we entered into a lease with PKM to lease back the facility and a portion of the land.  The lease has a ten-year initial term with options for us to extend the lease up to ten additional years.  Under certain conditions, we also have an option to purchase the building at the end of the initial ten-year term at the fair value at that time.  We also pay maintenance and operating costs, utilities and real estate taxes under the lease.  In addition, the lease makes it our responsibility for any construction costs deemed necessary or required by the landlord in connection with the relocation or removal of the private septic system and/or drain field as well as costs associated with responding to any release of hazardous materials at the property.

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

Severance Contract.  In April 2006, we entered into an amendment to the employment agreement (the “First Amendment”) with John H. Jungbauer, then our Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Jungbauer’s departure from our company.  Mr. Jungbauer’s employment ceased effective at the close of business on July 31, 2006.  A severance payment of $100,000 was paid on July 31, 2006 and an additional $100,000 will be paid to Mr. Jungbauer in January 2007.  In addition to these severance payments, we have agreed to pay or reimburse Mr. Jungbauer for medical (COBRA) benefits.  We recorded an expense of $94,291 in the first quarter of fiscal year 2007 and $131,793 in fiscal year 2006 related to the severance payments, related payroll taxes, and medical benefits.

In connection with the First Amendment, we agreed to amend Mr. Jungbauer’s stock option agreements to provide that his options, to the extent vested on the termination date, would be exercisable for a period of twelve months following the termination of Mr. Jungbauer’s employment.  The original terms of Mr. Jungbauer’s stock option agreements for the purchase of 144,012 shares of our common stock provided that he had three months following termination of employment to exercise the vested portions thereof.  We accounted for the modification in accordance with the provisions of APB No. 25 and recorded stock-based compensation expense of $87,353 in fiscal year 2006 to reflect the intrinsic value of excess of the market price of our stock at the date of modification over the exercise price of the vested stock options.

In July 2006, we entered into a second amendment to the employment agreement (the “Second Amendment”) with Mr. Jungbauer to retroactively rescind the provision in the First Amendment that provided Mr. Jungbauer twelve months following termination of employment to exercise the vested portions thereof and revert to the original terms of the stock option agreements that provide Mr. Jungbauer three months following termination of employment to exercise the vested portions thereof.  Options to purchase 44,065 shares of our common stock had vested as of July 31, 2006.  We accounted for the subsequent modification of the exercise period in fiscal year 2007 in accordance with the provisions of SFAS No. 123R.  Accordingly, no incremental compensation was recorded in fiscal year 2007 as the fair value of the modified stock option agreements was less than the fair value immediately before the modification.  The options expired unexercised on October 31, 2006.

Laser Probe Technology Purchase Agreement.  In August 2003, we entered into a technology purchase agreement with LightWave Ablation Systems, Inc. (“LightWave”) and its principals, one of whom became an employee of our company, relating to the acquisition of LightWave’s interests in technology consisting of a catheter/probe containing elements of optical fiber, coolant passages and other features for the purpose of delivering laser energy to the epicardial surface of the heart for treatment of atrial fibrillation.  We paid LightWave an initial standstill payment consisting of 1,500 shares of our common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in 2004 and 2005.  An additional $125,000 was paid to LightWave in January 2006.  We will be obligated to pay an additional $385,000 within 45 days following our achievement of $1,500,000 of cumulative gross sales of disposable products.  In addition, at closing, during fiscal year 2004, we issued to LightWave a warrant for the purchase of 2,500 shares of common stock at $14.60 per share and, during fiscal year 2005, a warrant for the purchase of 2,500 shares of common stock at $14.60 per share upon receiving an FDA 510(k) clearance.  In addition, we are obligated to issue a warrant for the purchase of 2,500 shares of common stock upon a receipt of a U.S. utility patent covering the product and a warrant for the purchase of 2,500 shares of common stock upon the first commercial sale of the product.

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

The following table summarizes our contractual obligations as of October 31, 2006, excluding product liability contingencies, severance contingencies and payments that are contingent upon achievement of future development of sales milestones, as described above:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation(1)	$2,697,542	$431,384	$872,908	$1,393,250
Accrued Severance	120,126	120,126	—	—
Operating Lease	19,815	5,530	11,059	3,226
Total Contractual Obligations	$2,837,483	$557,040	$883,967	$1,396,476

(1)           Future payments include interest due.

Qualitative and Quantitative Disclosures about Market Risk

We are focusing all of our resources on the development and introduction of our minimally invasive system.  Sales in fiscal year 2007 are not expected to be material, and we expect that any sales will be in the United States denominated in U.S. dollars.  Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments.  At October 31, 2006, we held a majority of our cash in a money market account.  Based on the current nature and levels of our investments we believe that we currently have no material market risk exposure.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has concluded that, as of October 31, 2006 and April 30, 2006, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements.  Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of October 31, 2006 and April 30, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, other than those noted below, that occurred during our quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

On March 10, 2006, J Giordano Securities LLC (d/b/a J Giordano Securities Group) (“JGSG”) filed suit against our company in U.S. District Court for the District of Connecticut. JGSG, which acted as a private placement agent for our company in connection with sales of our securities to private investors in April 2005, asserts claims for breach of contract, unjust enrichment and quantum meruit. JGSG contends it is owed certain fees as a result of “follow on transactions” executed by investors identified by JGSG, pursuant to the engagement agreement, as amended, between us and JGSG or, in the alternative, that it should be awarded such fees on an equitable basis. In particular, JGSG originally claimed that the exercise of outstanding warrants for the purchase of common stock by certain JGSG-identified investors and our purchase of outstanding shares of 5% Series A Redeemable Convertible Preferred Stock from certain JGSG-identified investors in December 2005 and January 2006 entitled JGSG to damages no less than $1,431,769. JGSG originally sought (a) $279,191 in cash commissions, (b) warrants for the purchase of 85,905 shares at $3.25 per share, (c) lost profits of $751,669 on the argument that JGSG would have exercised the foregoing warrant and sold 85,905 shares on December 30, 2005, at a price of $12.00 per share, and (d) $400,909 in cash commissions we paid C.E. Unterberg, Towbin, LLC (“CEUT”).

On September 22, 2006, we asserted a counterclaim against JGSG for fraud and breach of contract based upon JGSG’s misrepresentations to induce us to enter the engagement agreement and JGSG’s failure to perform its promised services thereunder. We seek damages of (a) the $30,000 retainer and $543,000 cash paid to JGSG; (b) the value of our warrants for 114,600 shares of common stock issued to JGSG; (c) the $445,328 fee and $27,016 expense reimbursement that we paid CEUT for its advisory services in December 2005 and January 2006; (d) the $3.7 million cash we did not obtain on investor warrant exercises due to the reduced warrant exercise price we were required to accept during those months; and (e) the value of the additional 1.9 million shares of common stock we were required to issue to effectuate the preferred stock purchase during those months. As a result, we counterclaim in excess of $5.0 million.

On November 20, 2006, JGSG filed an amended statement of claim. JGSG added new claims for additional compensation based upon the issuance of additional common stock to preferred stock holders in the alleged “follow-on transactions,” our alleged failure to timely file a resale registration statement for JGSG, and for additional compensation based upon our October 2006 private placement. JGSG currently seeks alleged damages of $3,346,565 as follows: (a) $279,191 in cash commissions; (b) warrants for the purchase of 85,905 shares at $3.25 per share; (c) lost profits of $751,669 on the argument that JGSG would have exercised the foregoing warrant and sold 85,905 shares on December 30, 2005, at a price of $12.00 per share; (d) $249,690 in cash pursuant to the alleged failure to timely file the resale registration statement for JGSG; (e) $6,726 in liquidated damages based upon our alleged failure to timely file the resale registration statement for JGSG; (f) $556,214 in cash commissions that JGSG claims it was entitled to based upon preferred stock holders’ receipt of additional common stock in the alleged “follow-on transactions”; (g) warrants for the purchase of 171,142 shares at $3.25 per share; (h) lost profits of $952,166 on the argument that JGSG would have exercised the foregoing warrant and sold 171,142 shares on January 3, 2006, at a price of $11.00 per share; (i) $400,909 in cash commissions we paid to CEUT; and (j) $150,000 based upon the fee we paid to CEUT for our October 2006 private placement. JGSG also seeks reimbursement for reasonable expenses, interest, costs and attorneys’ fees. The U.S. District Court for the District of Connecticut has referred the matter to NASD arbitration. We believe that JGSG’s lawsuit is without merit and intend to vigorously defend ourselves.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 Annual Meeting of Shareholders was held on October 19, 2006.  Two proposals were submitted to shareholders for approval, each of which passed with voting results as follows:

(1)           To elect six directors for the ensuing year and until their successors shall be elected and duly qualified.  Each of the nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

Name	For	Withhold
Susan L. Critzer	6,848,658	93,272

Marc P. Flores	6,848,658	93,272

Larry G. Haimovitch	6,848,658	93,272

David B. Kaysen	6,848,658	93,272

Paul K. Miller	6,848,658	93,272

J. Robert Paulson, Jr.	6,848,658	93,272

(2)           To ratify the appointment of Lurie Besikof Lapidus & Company, LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2007

For	Against	Abstain
6,819,542	19,465	102,923

ITEM 6             EXHIBITS

See “Index to Exhibits.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: December 14, 2006	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

	By	/s/ Eapen Chacko
Eapen Chacko
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as Amended (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

10.1

Securities Purchase Agreement between MedicalCV, Inc. and the Investors named as signatories thereto, dated October 13, 2006 (incorporated by reference to our Current Report on Form 8-K filed on October 16, 2006 (File No. 000-33295)).

10.2

Registration Rights Agreement between MedicalCV, Inc. and the Investors named as signatories thereto, dated October 13, 2006 (incorporated by reference to our Current Report on Form 8-K filed on October 16, 2006 (File No. 000-33295)).

10.3	Form of 2006 Private Placement Warrant (incorporated by reference to our Current Report on Form 8-K filed on October 16, 2006 (File No. 000-33295)).

10.4	Non-Employee Director Compensation Policy (incorporated by reference to our Current Report on Form 8-K filed on October 25, 2006 (File No. 000-33295)).

10.5

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