Form 10QSB
period 2007-01-31
MEDICALCV INC
filed 2007-03-15
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

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

Yes  ☐  No  ☒

As of March 6, 2007, the issuer had outstanding 9,837,224 shares of common stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one)  ☐  Yes  ☒  No

PART I

FINANCIAL INFORMATION

ITEM 1  CONDENSED FINANCIAL STATEMENTS

MEDICALCV, INC.

CONDENSED BALANCE SHEETS

	January 31,	April 30,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,685,114	$10,351,570
Accounts receivable	3,525	—
Prepaid expenses and other current assets	186,541	242,975
Current assets of discontinued operations	89,782	89,782
TOTAL CURRENT ASSETS	3,964,962	10,684,327

PROPERTY, PLANT AND EQUIPMENT, net	803,528	740,010
DEFERRED FINANCING COSTS, net	45,479	50,942
OTHER NON-CURRENT ASSETS	86,530	23,400
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	19,986	87,323
TOTAL ASSETS	$4,920,485	$11,586,002

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$369,486	$605,313
Current portion of related party lease obligation	331,576	322,586
Accrued expenses	394,972	377,507
TOTAL CURRENT LIABILITIES	1,096,034	1,305,406
RELATED PARTY LEASE OBLIGATION, less current portion	2,292,414	2,542,233
TOTAL LIABILITIES	3,388,448	3,847,639

COMMITMENTS AND CONTINGENCIES

5% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK; $.01 par value; stated value $10,000 per share; 1,900 shares authorized; no shares issued and outstanding	—	—

SHAREHOLDERS’ EQUITY
Preferred stock; $.01 par value; 998,100 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; 24,000,000 shares authorized; 9,837,224 and 9,122,946 shares issued and outstanding	98,372	91,229
Additional paid-in capital	58,644,577	55,088,734
Deferred stock-based compensation	—	(98,512)
Accumulated deficit	(57,210,912)	(47,343,088)
TOTAL SHAREHOLDERS’ EQUITY	1,532,037	7,738,363
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$4,920,485	$11,586,002

See notes to condensed financial statements.

MEDICALCV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
SALES	$11,200	$—	$11,200	$—
COST OF GOODS SOLD	1,596	—	1,596	—
GROSS PROFIT	9,604	—	9,604	—

OPERATING EXPENSES
Sales and marketing	361,824	295,742	1,158,698	429,576
General and administrative	899,799	840,155	3,657,007	2,324,735
Research and development	1,456,710	707,630	5,199,361	1,900,305
TOTAL OPERATING EXPENSES	2,718,333	1,843,527	10,015,066	4,654,616
LOSS FROM OPERATIONS	(2,708,729)	(1,843,527)	(10,005,462)	(4,654,616)

OTHER INCOME (EXPENSE)
Interest income	65,737	97,362	247,108	243,392
Interest expense	(27,234)	(28,776)	(94,241)	(128,855)
Other income (expense)	883	(1,404)	20,608	(5,008)
Decrease in fair value of putable warrants	—	9,273,355	—	16,549,457
TOTAL OTHER INCOME (EXPENSE)	39,386	9,340,537	173,475	16,658,986

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,669,343)	7,497,010	(9,831,987)	12,004,370
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(22,445)	92,755	(35,837)	(56,895)
NET (LOSS) INCOME	$(2,691,788)	$7,589,765	$(9,867,824)	$11,947,475

NET LOSS TO COMMON SHAREHOLDERS
Net (loss) income	$(2,691,788)	$7,589,765	$(9,867,824)	$11,947,475
Inducement to acquire redeemable convertible preferred stock		(13,579,979)		(13,579,979)
Redeemable convertible preferred stock cash dividends	—	(146,851)	—	(588,542)
NET LOSS TO COMMON SHAREHOLDERS	$(2,691,788)	$(6,137,065)	$(9,867,824)	$(2,221,046)

NET LOSS PER COMMON SHARE – CONTINUING OPERATIONS, AFTER PREFERRED DIVIDENDS
Basic	$(0.27)	$(1.54)	$(1.05)	$(1.03)
Diluted	(0.27)	(2.64)	(1.05)	(4.05)

NET (LOSS) EARNINGS PER COMMON SHARE – DISCONTINUED OPERATIONS
Basic	$(0.00)	$0.02	$(0.00)	$(0.03)
Diluted	(0.00)	0.02	(0.00)	(0.01)

NET LOSS PER COMMON SHARE
Basic	$(0.27)	$(1.52)	$(1.05)	$(1.06)
Diluted	(0.27)	(2.62)	(1.05)	(4.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	9,837,224	4,044,549	9,410,206	2,096,057
Diluted	9,837,224	5,878,972	9,410,206	4,620,092

See notes to condensed financial statements.

MEDICALCV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended January 31,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(9,867,824)	$11,947,475
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Decrease in fair value of putable warrants	—	(16,549,457)
Depreciation and amortization	140,367	171,395
Gain from the sales of property, plant and equipment	(45,973)	(137,647)
Stock-based compensation	1,456,427	22,889
Warrant expense related to technology purchase agreement	15,300	—
Provision for doubtful accounts	—	23,935
Changes in operating assets and liabilities:
Accounts receivable	(3,525)	557,291
Inventories	—	228,665
Prepaid expenses and other assets	60,641	68,190
Accounts payable	(235,827)	(70,704)
Accrued expenses	17,465	30,544
NET CASH USED BY OPERATING ACTIVITIES	(8,462,949)	(3,707,424)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(203,117)	(322,498)
Proceeds from the sales of property, plant and equipment	50,668	341,757
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(152,449)	19,259
FINANCING ACTIVITIES
Principal payments under related party lease obligation	(240,829)	(194,793)
Payments of fractional share interests	(229)	—
Proceeds from issuance of common stock and warrants, net of offering costs	2,190,000	—
Proceeds from exercise of warrants, net of costs	—	6,435,140
Proceeds from exercise of stock options	—	660
Preferred stock cash dividends	—	(588,542)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,948,942	5,652,465
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,666,456)	1,964,300

CASH AND CASH EQUIVALENTS
Beginning of year	10,351,570	10,637,796
End of period	$3,685,114	$12,602,096
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$94,241	$128,855

NON-CASH INVESTING AND FINANCING ACTIVITIES
Inducement to acquire redeemable convertible preferred stock	—	$13,579,979
Reduction of fair value of putable warrants upon exercise of warrants and removal of put option	—	$11,443,152

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

The balance sheet as of January 31, 2007, the statements of operations for the three and nine months ended January 31, 2007 and 2006, and the statements of cash flows for the nine months ended January 31, 2007 and 2006 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2007.

2.             Going Concern

The Company’s financial statements as of and for the nine months ended January 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue in the foreseeable future.  At January 31, 2007, the Company had an accumulated deficit of $57,210,912.  The level of cash required for operations during the remaining quarter of fiscal year 2007 is difficult to predict, and management anticipates that development and the introduction of its new product will require additional capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management intends to seek additional debt or equity financing as it continues to develop and launch its new product.  However, the Company may not be able to obtain such financing on acceptable terms or at all.  If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plan and drastically reduce operating expenditures such that it may not be able to develop or enhance its product, gain market share, or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial position and results of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.             Net Loss per Common Share

Basic net loss per common share was computed by dividing the net loss to common shareholders by the weighted average number of common shares outstanding.  Diluted net loss per common share reflects the potential dilution that could occur if holders of warrants and options that are not anti-dilutive convert their holdings into common stock.  Diluted net loss per common share does not differ from basic net loss per common share in the three and nine months ended January 31, 2007 due to the loss from continuing operations which would cause the potentially dilutive shares to be anti-dilutive.  Certain warrants outstanding during the three and nine months ended January 31, 2006 were potentially dilutive and considered to be common stock equivalents.  The net loss to common shareholders for the three and nine months ended January 31, 2006 was adjusted for the decrease in fair value of putable warrants and the weighted average number of shares used for the basic net loss per share computation was increased by the shares issuable under the warrants as follows:

	For the Periods Ended January 31,
	Three Months		Nine Months
	2007	2006	2007	2006
Numerator:
Net loss to common shareholders for basic net loss per common share	$(2,691,788)	$(6,137,065)	$(9,867,824)	$(2,221,046)
Effect of dilutive securities – decrease in fair value of putable warrants	—	(9,273,355)	—	(16,549,457)
Net loss to common shareholders for diluted loss per common share	$(2,691,788)	$(15,410,420)	$(9,867,824)	$(18,770,503)

	For the Periods Ended January 31,
	Three Months		Nine Months
	2007	2006	2007	2006
Denominator:
Weighted average shares outstanding for basic net loss per common share	9,837,224	4,044,549	9,410,206	2,096,057
Effect of dilutive securities – shares issuable under warrant agreements	—	1,834,423	—	2,524,035
Weighted average shares outstanding for diluted net loss per common share	9,837,224	5,878,972	9,410,206	4,620,092

Options and warrants outstanding to purchase 2,218,010 and 1,889,671 shares of common stock were excluded from the computation for the three months ended January 31, 2007 and 2006, respectively, because they were anti-dilutive.  Options and warrants outstanding to purchase 2,166,073 and 1,822,114 shares of common stock were excluded from the computation for the nine months ended January 31, 2007 and 2006, respectively, because they were anti-dilutive.

4.             Stock-Based Compensation

On May 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, and elected the modified prospective application transition method.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance.  As required by SFAS No. 123R, the Company recognizes compensation expense during the service period of stock-based awards that are granted, modified, repurchased, or cancelled after May 1, 2006 using the grant-date fair value of the award.  In addition, compensation expense is recognized for the remaining service period of awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value of the award.  In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated.  Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The Company has also implemented the SEC interpretations in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the same expense lines as cash compensation in accordance with SAB No. 107.  Stock-based compensation expense included in the statement of operations as a result of adopting SFAS No. 123R is as follows:

	Three months ended January 31, 2007	Nine months ended January 31, 2007
Sales and marketing	$23,260	$68,632
General and administrative	242,426	1,019,494
Research and development (1)	126,531	368,301
Total stock-based compensation	$392,217	$1,456,427

Impact of adopting SFAS No. 123R on reported basic and diluted net loss per share	$(0.04)	$(0.15)

(1) Includes $17,231 and $48,712 of stock-based compensation expense related to stock options granted under the Company’s Amended and Restated 2001 Equity Incentive Plan to non-employees serving on the Company’s scientific advisory board in the three and nine months ended January 31, 2007, respectively.

The Company recognizes compensation expense for stock-based awards on a straight-line basis over the requisite service period of the award.  The amount of stock-based compensation recognized is based on the value of the portions of the awards that are ultimately expected to vest.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Compensation expense for the vested portion of stock-based awards is not reversed if an award expires unexercised or if an award is forfeited due to employee termination.  No compensation cost is recognized for unvested awards that employees forfeit because the requisite service is not rendered.  Previously recognized compensation cost is not reversed if an employee stock option for which the requisite service has been rendered expires unexercised.  The Company uses historical forfeitures and employee turnover to estimate the number of options that will actually vest.  The Company reevaluates this estimate periodically and adjusts the forfeiture rate on a prospective basis as necessary.

As of January 31, 2007, there was $3,385,417 of total unrecognized stock-based compensation cost and the Company expects that cost to be recognized over a weighted-average recognition period of 2.4 years.

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

Stock-based compensation cost of $22,889 was recognized in the statement of operations for the three and nine months ended January 31, 2006 related to non-employee consultants serving on the scientific advisory board.  Stock options granted had an exercise price equal to the market value of the underlying common stock of the Company at the date of grant.

In accordance with the modified prospective application transition method of SFAS No. 123R, financial results for prior periods have not been restated.  For purposes of the pro forma disclosures required by SFAS No. 123, the Company amortized the grant-date fair value of employee stock options over the vesting period and accounted for forfeitures as they occurred.  The following table illustrates the effect on net loss and net loss per share as if the Company had recorded compensation expense for employee stock options under the fair value based method for the three and nine months ended January 31, 2006:

	Three months ended January 31, 2006	Nine months ended January 31, 2006
Net loss to common shareholders – as reported	$(6,137,065)	$(2,221,046)
Add: Stock-based compensation included in net loss	22,889	22,889
Less: Stock-based compensation determined under the fair value based method for all awards	(556,098)	(1,359,375)
Net loss to common shareholders – pro forma	$(6,670,274)	$(3,557,532)

Basic net loss per common share
As reported	$(1.52)	$(1.06)
Pro forma	(1.65)	(1.70)

Diluted net loss per common share
As reported	$(2.62)	$(4.06)
Pro forma	(2.71)	(4.35)

Stock Option Activity

At January 31, 2007, 354,807 shares remain available for grant under the Company’s five authorized stock option plans.  Of the 913,283 options outstanding at January 31, 2007, 513,715 have been issued outside of the Company’s authorized plans.  Generally, the exercise price of an option is set at the closing market price of the Company’s common stock on the grant date.  Options typically vest over four years and have a maximum contractual term of ten years.  Certain option awards provide for accelerated vesting if there is a change in control.

The following table summarizes information about stock options for the nine months ended January 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding, April 30, 2006	903,253	$9.70
Granted	146,229	7.66
Forfeited/Expired	(99,947)	10.23
Outstanding, July 31, 2006	949,535	9.33
Granted	26,000	4.05
Forfeited/Expired	(48,098)	10.22
Outstanding, October 31, 2006	927,437	9.13
Granted	17,500	3.00
Forfeited/Expired	(31,654)	15.98
Outstanding, January 31, 2007	913,283	8.78	6.6	$—
Vested and expected to vest, January 31, 2007	775,695	8.83	6.5	$—
Exercisable, January 31, 2007	356,979	9.43	6.1	$—

(1) This disclosure excludes those options that have no intrinsic value (i.e. those options that are out-of-the-money using the closing market price of the Company’s common stock on January 31, 2007 of $2.55 per share).

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

On October 19, 2006, the Company awarded non-qualified stock options for the purchase of 5,000 shares of common stock to each of the Company’s five non-employee directors. The options vest in 1 year, are exercisable at $4.05 per share, and expire on October 19, 2016.

On January 15, 2007, the Company awarded non-qualified stock options for the purchase of 5,000 shares of common stock under the Company’s Amended and Restated 2001 Equity Incentive Plan to each of the Company’s two directors elected on January 15, 2007.  In addition, the Company awarded non-qualified stock options for the purchase of 3,750 shares of common stock under the Company’s 2005 Director Stock Option Plan to each of the Company’s two directors elected on January 15, 2007.  These options vest in 1 year, are exercisable at $3.00 per share, and expire on January 15, 2017.

Net cash proceeds from the exercise of stock options for 375 shares of common stock were $1,125 in the nine months ended January 31, 2006.  The aggregate intrinsic value of the options exercised (the amount by which the market price of the stock on date of exercise exceeded the market price of the stock on the date of grant) was $2,063 during the nine months ended January 31, 2006.  Due to the Company’s tax position, no tax benefit was recognized as a result of option exercises.  There were no stock options exercised during the three and nine months ended January 31, 2007 and three months ended January 31, 2006.  The Company issues new shares for stock options exercised.

Stock Option Valuation

The Company uses the Black-Scholes-Merton formula to estimate the grant date fair value of its stock options using the following assumptions:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Options granted	17,500	24,250	189,729	107,846
Weighted average exercise price	$3.00	$8.40	$6.74	$7.62
Weighted average grant-date fair value	$2.42	$8.15	$5.49	$7.40
Expected dividend rate (1)	0%	0%	0%	0%
Risk free interest rate (2)	4.8%	4.2%	4.8 to 5.1%	4.2%
Expected term (3)	5.5 years	4.0 to 10.0 years	5.0 to 6.3 years	4.0 to 10.0 years
Expected volatility (4)	104.2%	136.0%	104.2 to 111.2%	136.0%
Weighted-average volatility	104.2%	136.0%	110.0%	136.0%

(1)  Expected dividend rate — The Company has not historically paid a cash dividend to common shareholders and does not expect to pay dividends in the future.  Therefore, the Company has assumed an expected dividend rate of zero.

(2)  Risk free interest rate — For stock option grants in fiscal year 2007, the Company used yield rates on U.S. Treasury securities for a period approximating the expected term of the award.  For stock option grants in fiscal year 2006, the rate was based on the U.S. Treasury interest rate for the term consistent with the maturity of the option.

(3)  Expected term – Due to the limited number of stock options exercised historically, the Company has elected to use the “simplified” method for estimating the expected terms of options granted in fiscal year 2007 as allowed under SAB 107.  Under this approach, the expected term was calculated by taking the average of the vesting term and the original contract term.  In fiscal year 2006, the Company used the contractual life of the option as the expected term.

(4)  Expected volatility – For stock option grants in fiscal year 2007, the Company used at least three years of historical monthly price observations to estimate volatility.  For stock option grants in fiscal year 2006, the Company used weekly price observations beginning in August 2003, the date of acquisition of certain technology used in continuing operations.

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

Private Placement of Common Stock and Warrants

On October 13, 2006, pursuant to the terms of a securities purchase agreement, the Company issued 714,286 shares of common stock and warrants for the purchase of an aggregate of 178,571 shares of common stock to accredited investors.  Gross proceeds of $2,500,000 from the private placement were reduced by offering costs of $310,000 resulting in $2,190,000 of net proceeds.  The warrants are exercisable for five years at an exercise price of $4.365 per share, subject to basic, and for 9 months, full-ratchet anti-dilution adjustments.

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

If the registration statement ceases to be effective for more than an aggregate of 75 calendar days in any 12-month period, the Company has agreed to pay each holder an amount as liquidated damages equal to 1.5% of the aggregate investment amount then held by the holder of the shares purchased pursuant to the securities purchase agreement and on each monthly anniversary of the failure to effect such registration, provided however that such liquidated damages will not exceed 10% of the aggregate purchase price paid by all holders.  The Company is required to use its commercially reasonable efforts to keep the registration statement effective until all registered securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k).  Given the Company’s recent history of maintaining the effectiveness of its registration statements, an accrual for liquidated damages is not necessary.

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

Warrants

The Company had warrants outstanding to purchase 1,288,638 shares of the Company’s common stock at prices ranging from $3.25 to $29.50 per share at January 31, 2007.  The warrants expire at various dates through March 2015.

	Warrants	Weighted Average Exercise Price
Outstanding, April 30, 2006 and July 31, 2006	1,168,498	$11.24
Granted	178,571	4.37
Impact of anti-dilution features	6,569	0.07
Forfeited/Expired	(50,000)	65.00
Outstanding, October 31, 2006	1,303,638	8.18
Forfeited/Expired	(15,000)	67.50
Outstanding, January 31, 2007 (1)	1,288,638	7.49

(1)  The Company is obligated to issue warrants for the purchase of 5,000 shares of common stock to LightWave Ablation Systems, Inc. (“LightWave”) in connection with milestone achievements.  The warrants to be issued have a 7-year term and an exercise price of $14.60 per share.  Warrant expense of $15,300 has been recorded in the three and nine months ended January 31, 2007 in connection with these warrants.

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

Former Vice President, Finance and Chief Financial Officer

In April 2006, the Company entered into an amendment to the employment agreement (the “First Amendment”) with John H. Jungbauer, then the Company’s Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Jungbauer’s departure from the Company.  Mr. Jungbauer’s employment ceased effective at the close of business on July 31, 2006.  A severance payment of $100,000 was paid on July 31, 2006 and an additional $100,000 was paid to Mr. Jungbauer on January 2, 2007.  In addition to these severance payments, the Company has agreed to pay or reimburse Mr. Jungbauer for medical (COBRA) benefits.  The Company recorded an expense of $94,291 in the first quarter of fiscal year 2007 and $131,793 in fiscal year 2006 related to the severance payments, related payroll taxes, and medical benefits.

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

In July 2006, the Company entered into a second amendment to the employment agreement (the “Second Amendment”) with Mr. Jungbauer to retroactively rescind the provision in the First Amendment that provided Mr. Jungbauer twelve months following termination of employment to exercise the vested portions of his stock options and revert to the original terms of the stock option agreements that provided Mr. Jungbauer three months following termination of employment to exercise the vested portions thereof.  Options held by Mr. Jungbauer to purchase 44,065 shares of the Company’s common stock had vested as of July 31, 2006.  The Company accounted for the subsequent modification of the exercise period in fiscal year 2007 in accordance with the provisions of SFAS No. 123R.  Accordingly, no incremental compensation was recorded in fiscal year 2007 as the fair value of the modified stock option agreements was less than the fair value immediately before the modification.  Mr. Jungbauer’s options expired unexercised on October 31, 2006.

Summary of Severance Activity

Balance as of April 30, 2005	$24,834
Severance charges in fiscal year 2006	172,175
Cash usage in fiscal year 2006	(65,216)
Balance as of April 30, 2006	131,793
Severance charges in the first quarter of fiscal year 2007	94,291
Cash usage in the first quarter of fiscal year 2007	(100,000)
Balance as of July 31, 2006	126,084
Severance charges in the second quarter of fiscal year 2007	—
Cash usage in the second quarter of fiscal year 2007	(5,958)
Balance as of October 31, 2006	120,126
Severance charges in the third quarter of fiscal year 2007	—
Cash usage in the third quarter of fiscal year 2007	(112,285)
Balance as of January 31, 2007	$7,841

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

Given the nature of arbitration, it is reasonably possible that the Company may be expected to pay certain amounts in connection with this claim.  As of January 31, 2007, the Company has not recorded an accrual for this matter since the amount to be paid, if any, cannot be reasonably estimated.

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

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Cautionary Statement which appears as Exhibit 99 to this report.

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

Overview

We are a medical device company that develops, manufactures and sells surgical ablation systems that utilize a laser energy technology platform to create precise lesions, or scars, on cardiac and soft tissues.

Our ATRILAZE™ Surgical Ablation System (“ATRILAZE System”), which has U.S. Food and Drug Administration (“FDA”) 510(k) clearance for ablating soft tissue to include cardiac tissue, delivers laser energy via a hand-held wand for cardiac tissue ablation.  The ATRILAZE System has been utilized in concomitant open-heart and, by some cardiothoracic surgeons, in minimally invasive cardiac surgery procedures.  Physicians see precise cardiac ablation as a potentially effective way to address cardiac arrhythmias, including atrial fibrillation (“AF”), in certain patients.  AF is the most commonly occurring cardiac arrhythmia.  It reduces cardiac output, is a major precursor to congestive heart failure and is associated with an increased incidence of stroke.

Our SOLAR™ Surgical Ablation System (“SOLAR System”), which is the subject of the pending FDA 510(k) clearance, delivers laser energy via an automated track to ablate soft tissue in various surgical settings.  Commensurate with the launch of the SOLAR System, we plan to commence work with our scientific advisory board to design and implement a protocol to collect clinical data to support a subsequent regulatory submission to obtain a specific clearance of the SOLAR System for cardiac tissue ablation.  We also anticipate the development of a clinical protocol for an Investigational Device Exemption (“IDE”) study of the SOLAR System for the specific treatment of AF.  As of January 31, 2007, no medical device in the United States had FDA approved labeling for the treatment of AF.

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

Until November 2004, we developed and marketed mechanical heart valves known as the Omnicarbon® 3000 and 4000 heart valves.  In November 2004, after an exhaustive evaluation of the heart valve business, we discontinued all heart valve related production.  In April 2005, we announced that our efforts to find a buyer for the heart valve business had been unsuccessful and that we would stop selling heart valves and were exiting the heart valve business.  At that time, we also determined to direct all of our resources to the development and introduction of our laser energy technology platform for tissue ablation.

Critical Accounting Policies and Estimates

For further discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.  Also, see Note 4 in Part I, Item 1 “Condensed Financial Statements” for additional information.

Revenue Recognition.  We generate revenue from the sales of single-use medical devices.  We consider revenue to be realized or realizable and earned when all of the following criteria are met:  there is a written sales invoice specifying the terms and conditions; the price is fixed; collection of the resulting receivable is probable; title has transferred; and there are no remaining performance obligations.  There is no right of return unless the product is defective, damaged, or does not perform according to technical specifications.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”).  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges if they meet the criterion of “so abnormal” as stated in ARB No. 43.  Additionally, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 on May 1, 2006 did not have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not anticipate the adoption of FIN 48 on May 1, 2007 to have a material impact on our financial statements due to our tax loss carryforwards and related valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not anticipate the adoption of SFAS No. 157 on May 1, 2008 to have a material impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We do not anticipate the adoption of SFAS No. 159 on May 1, 2008 to have a material impact on our financial statements.

Results of Operations for the Three Months Ended January 31, 2007 and 2006

Sales.   Historical sales of our ATRILAZE System were recorded as a reduction of research and development expenses since the primary purpose of offering the device was to obtain clinical research information to assist in the development of the SOLAR System.  In November 2006, we determined that there exists an opportunity to sell the ATRILAZE System as a stand-alone device and as a potentially complementary product to the SOLAR System after its introduction.  Since November 29, 2005, the date of the first sale, we have sold $62,200 of our ATRILAZE System single-use devices.  Sales of the ATRILAZE System were $11,200 in the three months ended January 31, 2007. Sales of the SOLAR System product are not expected until we receive a FDA 510(k) clearance on such product and we conduct the commercial launch of such product.

Cost of Goods Sold.  As a result of our prior strategy not to promote the sales of the ATRILAZE System, we recorded the historical cost of the ATRILAZE System inventory as a research and development expense since, at that time, it was believed to have no future economic value.  As a result, the cost of goods sold in the three months ended January 31, 2007 excluded the historical cost of the ATRILAZE System inventory since it was previously expensed in fiscal year 2006.  The cost of goods sold in the three months ended January 31, 2007 consisted of the six percent royalty to LightWave and an estimate of the sales and use tax to be assessed by state and local tax authorities.

Sales and Marketing.  Sales and marketing expenses increased from $295,742 in the three months ended January 31, 2006 to $361,824 in the three months ended January 31, 2007.  The $66,082 increase was primarily caused by increases in headcount and travel and entertainment expenses as a result of expanding our sales and marketing efforts in preparation for launch of our SOLAR System.  The three months ended January 31, 2007 included $23,260 in employee stock-based compensation expense as a result of SFAS No. 123R.

General and Administrative.  General and administrative expenses increased from $840,155 in the three months ended January 31, 2006 to $899,799 in the three months ended January 31, 2007.  The three months ended January 31, 2007 included $222,996 in employee stock-based compensation expense and $19,430 in director stock-based compensation expense as a result of SFAS No. 123R.

Research and Development.  Research and development expenses increased from $707,630 in the three months ended January 31, 2006 to $1,456,710 in the three months ended January 31, 2007.  The $749,080 increase was primarily due to development of our SOLAR System.  During the three months ended January 31, 2007, we incurred $338,247 and $90,000 in external development costs for our controller and laser devices, respectively.  These two components represent the capital equipment portion of the SOLAR System.  The three months ended January 31, 2007 included $109,300 in employee stock-based compensation expense as a result of SFAS No. 123R and $17,231 in stock-based compensation expense related to non-employees serving on our scientific advisory board.

Other Income (Expense).  Other income (expense) in the three months ended January 31, 2006 included a $9,273,355 reduction in the fair value of the putable warrants issued in connection with 1,803 shares of 5% Series A redeemable convertible preferred stock issued on April 1, 2005 discussed more fully in Note 9 of the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

Discontinued Operations.  The loss from discontinued operations in the three months ended January 31, 2007 consisted primarily of the amortization of a prepaid insurance policy related to the heart valve business.  The income from discontinued operations in the three months ended January 31, 2006 consisted primarily of a $137,647 gain from the sale of fixed assets partially offset by amortization of a prepaid insurance policy related to the heart valve business.

Dividends on Preferred Stock.  During the three months ended January 31, 2006, we repurchased outstanding shares of redeemable convertible preferred stock pursuant to our preferred stock acquisition plan.  Our acquisition of redeemable convertible preferred stock in consideration of the issuance of 3,077 shares of common stock per share of redeemable convertible preferred stock resulted in a non-cash dividend of $13,579,979.  In addition, cash dividends of $146,851 were paid on the redeemable convertible preferred stock during the three months ended January 31, 2006.  Refer to Note 9 of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 for additional information.

Income Tax Provision.  We have no income tax provision in the three months ended January 31, 2007 and 2006 due to the net operating losses generated for income tax reporting purposes.  We have established a valuation allowance to fully offset tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, redeemable convertible preferred stock or common stock options and warrants.

Results of Operations for the Nine Months Ended January 31, 2007 and 2006

Sales.   Historical sales of our ATRILAZE System were recorded as a reduction of research and development expenses since the primary purpose of offering the device was to obtain clinical research information to assist in the development of the SOLAR System.  In November 2006, we determined that there exists an opportunity to sell the ATRILAZE System as a stand-alone device and as a potentially complementary product to the SOLAR System after its introduction.  Since November 29, 2005, the date of the first sale, we have sold $62,200 of our ATRILAZE System single-use devices.  We have recognized $11,200 of ATRILAZE System sales as revenue in the nine months ended January 31, 2007. Sales of the SOLAR System product are not expected until we receive a FDA 510(k) clearance on such product and we conduct the commercial launch of such product.

Cost of Goods Sold.  As a result of our prior strategy not to promote the sales of the ATRILAZE System, we recorded the historical cost of the ATRILAZE System inventory as a research and development expense since, at that time, it was believed to have no future economic value.  As a result, the cost of goods sold in the nine months ended January 31, 2007 excluded the historical cost of the ATRILAZE System inventory since it was previously expensed in fiscal year 2006.  The cost of goods sold in the nine months ended January 31, 2007 consisted of the six percent royalty to LightWave and an estimate of the sales and use tax to be assessed by state and local tax authorities.

Sales and Marketing.  Sales and marketing expenses increased from $429,576 in the nine months ended January 31, 2006 to $1,158,698 in the nine months ended January 31, 2007.  The $729,122 increase was primarily due to expanding our sales and marketing efforts in preparation for launch of our SOLAR System.  The significant components of the increase in sales and marketing expenses in the nine months ended January 31, 2007 included $313,730 in additional payroll and related costs, $152,796 in additional travel and entertainment, and $65,000 in relocation costs.  The nine months ended January 31, 2007 included $68,632 in employee stock-based compensation expense as a result of SFAS No. 123R.

General and Administrative.  General and administrative expenses increased from $2,324,735 in the nine months ended January 31, 2006 to $3,657,007 in the nine months ended January 31, 2007.  The $1,332,272 increase was primarily due to the adoption of SFAS No. 123R.  The nine months ended January 31, 2007 included $654,618 in employee stock-based compensation expense and $364,876 in director stock-based compensation expense as a result of SFAS No. 123R.  In addition, we incurred increases of $103,227 in legal services, $52,466 in accounting services, and $183,665 in document preparation and filing services related primarily to a proposed public offering of our common stock that we subsequently decided not to pursue.

Research and Development.  Research and development expenses increased from $1,900,305 in the nine months ended January 31, 2006 to $5,199,361 in the nine months ended January 31, 2007.  The $3,299,056 increase was primarily due to development of our SOLAR System.  During the nine months ended January 31, 2007, we incurred $1,609,403 in external development of our controller component of the system, $465,886 in external development of our laser component of the system, and $617,035 in materials, supplies, and temporary labor to build pre-clinical SOLAR System prototypes to be tested as part of the development process.  The nine months ended January 31, 2007 included $319,589 in employee stock-based compensation expense as a result of SFAS No. 123R and $48,712 in stock-based compensation expense related to non-employees serving on our scientific advisory board.

Other Income (Expense).  Other income (expense) in the nine months ended January 31, 2006 included a $16,549,457 reduction in the fair value of the putable warrants issued in connection with 1,803 shares of 5% Series A redeemable convertible preferred stock issued on April 1, 2005 discussed more fully in Note 9 of the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

Discontinued Operations.  The loss from discontinued operations in the nine months ended January 31, 2007 consisted primarily of $67,337 in amortization of a prepaid insurance policy related to the heart valve business partially offset by $31,500 in the gain on the sale of fixed assets.  The loss from discontinued operations in the nine months ended January 31, 2006 included revenue of $338,333, cost of goods sold of $441,302, insurance expense of $67,338, and bad debt expense of $24,235, and a $137,647 gain from the sale of fixed assets.

Dividends on Preferred Stock.  During the nine months ended January 31, 2006, we repurchased outstanding shares of redeemable convertible preferred stock pursuant to our preferred stock acquisition plan.  Our acquisition of redeemable convertible preferred stock in consideration of the issuance of 3,077 shares of common stock per share of redeemable convertible preferred stock resulted in a non-cash dividend of $13,579,979.  In addition, cash dividends of $588,542 were paid on the redeemable convertible preferred stock during the nine months ended January 31, 2006.  Refer to Note 9 of our financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006 for additional information.

Income Tax Provision.  We have no income tax provision in the nine months ended January 31, 2007 and 2006 due to the net operating losses generated for income tax reporting purposes.  We have established a valuation allowance to fully offset tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses.  In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, redeemable convertible preferred stock or common stock options and warrants.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $10,351,570 at April 30, 2006 to $3,685,114 at January 31, 2007 due to the following:

Nine months ended January 31, 2007
Net cash used by operating activities	$(8,462,949)
Net cash used by investing activities	(152,449)
Net cash provided by financing activities	1,948,942
Net decrease in cash and cash equivalents	$(6,666,456)

Operating Activities.  The net cash used by operating activities of $8,462,949 in the nine months ended January 31, 2007 resulted primarily from the net loss of $9,867,824 partially offset by non-cash charges of $1,456,427 related to stock-based compensation.  The net cash used by operating activities of $3,707,424 in the nine months ended January 31, 2006 resulted primarily from the net income of $11,947,475 less non-cash charges of $16,549,457 related to the change in fair value of putable warrants.

Investing Activities.  The net cash used by investing activities of $152,449 in the nine months ended January 31, 2007 resulted from purchases of property, plant and equipment of $203,117 less cash proceeds from the sales of property, plant and equipment of $50,668.  The net cash provided by investing activities of $19,259 in the nine months ended January 31, 2006 resulted from proceeds of $341,757 from the sales of property, plant and equipment less purchases of property, plant and equipment of $322,498.

Financing Activities.  The net cash provided by financing activities of $1,948,942 in the nine months ended January 31, 2007 resulted primarily from the $2,190,000 in net cash proceeds obtained from the October 13, 2006 private placement (described below) partially offset by principal payments required by the related party lease obligation.  The net cash provided by financing activities of $5,652,465 in the nine months ended January 31, 2006 resulted primarily from the $6,435,140 in net cash proceeds obtained from the exercise of warrants partially offset by redeemable convertible preferred stock cash dividends and principal payments required by the related party lease obligation.

On October 13, 2006, pursuant to the terms of a securities purchase agreement, we issued 714,286 shares of common stock and warrants for the purchase of an aggregate of 178,571 shares of common stock to accredited investors.  Gross proceeds of $2,500,000 from the private placement were reduced by offering costs of $310,000 resulting in $2,190,000 of net proceeds.  The warrants are exercisable for five years at an exercise price of $4.365 per share, subject to basic, and for 9 months, full-ratchet anti-dilution adjustments.

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

If the registration statement ceases to be effective for more than an aggregate of 75 calendar days in any 12-month period, we have agreed to pay each holder an amount as liquidated damages equal to 1.5% of the aggregate investment amount then held by the holder of the shares purchased pursuant to the securities purchase agreement and on each monthly anniversary of the failure to effect such registration, provided however that such liquidated damages will not exceed 10% of the aggregate purchase price paid by all holders.  We are required to use our commercially reasonable efforts to keep the registration statement effective until all registered securities covered by the registration statement have been sold or may be sold without volume restrictions pursuant to Rule 144(k).  Given the Company’s recent history of maintaining the effectiveness of its registration statements, an accrual for liquidated damages is not necessary.

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

We have entered into a number of other financing transactions to provide funds necessary to meet our working capital and capital expenditure needs and to meet other obligations.  Details of these activities are contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006.

We expect to continue to incur operating losses and negative operating cash flow as we support the continued development and commercial launch of our SOLAR System.  We did not have any clinical-ready SOLAR System inventory at January 31, 2007.  Once we have built, qualified, and released clinical-ready SOLAR System inventory, and have obtained 510(k) clearance, we anticipate that we will require several additional weeks to place the capital equipment in hospitals and train physicians on the use of our SOLAR System before we can complete the commercial launch of such product.  We do not expect to generate material sales of the SOLAR System until fiscal year 2008, at the earliest.  However, we anticipate that our sales and marketing, general and administrative and research and development expenses will continue to constitute a material use of our cash resources.  In fact, our ongoing product development work, as well as our manufacturing process design enhancements, made while seeking FDA 510(k) clearance have contributed to increased research and development costs.  The actual amounts and timing of our expenditures will vary significantly depending upon the progress of our product development and the availability of financing.  Our cash balance of $3,685,114 at January 31, 2007 is expected to last through our fiscal year ending April 30, 2007.

Given the insufficiency of our existing capital resources, we will require additional financing to continue operations, to complete the planned launch of our SOLAR System, and to achieve our long-term goal of providing a surgical ablation treatment option for atrial fibrillation.  Because we are not generating measurable cash flow from operations, we will be required to raise additional funds through public or private sales of equity securities or the incurrence of indebtedness.  If financing is not available to us, we will be required to cease operating.  Our ability to fund continued operations will depend on the availability of equity and debt financing, which will be affected by prevailing economic conditions in the medical device industry and financial, business and other factors, some of which are beyond our control. We cannot assure you that we will obtain financing on favorable terms or at all.  If we elect to raise additional capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution.  Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

Our capital requirements may vary depending upon the timing and the success of the implementation of our business plan, regulatory, technological and competitive developments, or if:

•              significant sales of our products are not achieved;

•              operating losses exceed our expectations;

•              our manufacturing and development costs or estimates prove to be inaccurate; or

•              we acquire, license or develop additional technologies.

We cannot, however, assure you that our efforts to implement our business strategy will:

•              be attainable;

•              be profitable;

•              reduce our reliance upon financing transactions; or

•              enable us to continue operations.

Commitments and Contingent Liabilities

Related Party Lease Obligation.  On April 4, 2003, we sold our corporate headquarters, manufacturing facility and surrounding land in Inver Grove Heights, Minnesota, to PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller.  Mr. Miller is one of our directors and one of the largest beneficial owners of our securities.  In connection with the transaction, we received total consideration of $3,836,105 consisting of (1) $1,000,000 in cash, (2) PKM’s assumption of our $2,500,000 outstanding indebtedness to Associated Bank, and (3) PKM’s assumption of our promissory note with Dakota Electric Association and land special assessments payable to Dakota County aggregating $336,105.

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

LightWave Technology Purchase Agreement.  In August 2003, we entered into a technology purchase agreement with LightWave and its principals, one of whom became an employee of our company, relating to the acquisition of LightWave’s interests in technology consisting of a catheter/probe containing elements of optical fiber, coolant passages and other features for the purpose of delivering laser energy to the epicardial surface of the heart for treatment of atrial fibrillation.  We paid LightWave an initial standstill payment consisting of 1,500 shares of our common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in 2004 and 2005.  An additional $125,000 was paid to LightWave in January 2006.  We will be obligated to pay an additional $385,000 within 45 days following our achievement of $1,500,000 of cumulative gross sales of disposable products.  In addition, at closing, during fiscal year 2004, we issued to LightWave a warrant for the purchase of 2,500 shares of common stock at $14.60 per share and, during fiscal year 2005, a warrant for the purchase of 2,500 shares of common stock at $14.60 per share upon receiving an FDA 510(k) clearance.  In addition, we are obligated, but have not, issued a warrant for the purchase of 2,500 shares of common stock due to the receipt of a U.S. utility patent covering the product and a warrant for the purchase of 2,500 shares of common stock due to the first commercial sale of the product.

Following November 29, 2005, the date of the first commercial sale of the ATRILAZE System, we have agreed to make payments to LightWave for ten years equal to six percent of net sales of the LightWave product in countries in which we obtain patent protection, including the United States of America, and four percent of net sales of the LightWave product in territories in which there is no patent protection.  The payments are due within 60 days following each fiscal quarter.  Commencing with the second year following our first commercial sale on November 29, 2005, we have agreed to make minimum annual payments as follows:

Year Following First Commercial Sale	Minimum Annual Payment
November 29, 2007	$50,000
November 29, 2008	75,000
November 29, 2009	100,000
November 29, 2010	200,000
November 29, 2011	300,000
November 29, 2012	350,000
November 29, 2013	350,000
November 29, 2014	400,000
November 29, 2015	500,000
Total minimum payments	$2,325,000

LightWave and two of its principals have agreed to certain noncompetition obligations, nondisclosure obligations, and certain obligations to assign new developments or inventions relating to the acquired technology to our company.  We agreed to use our reasonable commercial efforts to commercialize the technology within three years following the acquisition of the technology from LightWave.

If we fail in any year to pay minimum annual payments, we may be obligated to grant LightWave a nonexclusive right to use the technology acquired from LightWave, or pay LightWave the difference between payments actually made and minimum payments due for a given year.  If we determine to discontinue the development or marketing of the product, we would have no further obligation to pay amounts due to LightWave.  However, LightWave may, upon written request, obtain from us a license to use the intellectual property or, at our option, we may assign the rights in the intellectual property to LightWave.

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

Severance Contingencies.  Employment agreements with seven officers as of January 31, 2007 contain a provision for lump sum payments of up to twelve months severance if the officer is terminated without cause by us or for good reason by the officer (as defined in the agreements).

The following table summarizes our contractual obligations as of January 31, 2007, excluding product liability contingencies and severance contingencies , as described above:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Related Party Lease Obligation(1)	$2,589,456	$430,904	$869,437	$1,289,115
LightWave Minimum Payments (2)	2,325,000	50,000	175,000	2,100,000
Operating Lease	18,432	5,530	11,059	1,843
Total Contractual Obligations	$4,932,888	$486,434	$1,055,496	$3,390,958

(1)                                      Future payments include interest due.

(2)                                      Excludes an additional $385,000 payable within 45 days following our achievement of $1,500,000 of cumulative gross sales of disposable products.

Qualitative and Quantitative Disclosures about Market Risk

We are focusing substantially all of our resources on the development and introduction of our SOLAR System.  Sales of our SOLAR System are not expected until a FDA 510(k) clearance is obtained and we complete the commercial launch of such product.  We expect that any sales will be in the United States denominated in U.S. dollars.  Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments.  At January 31, 2007, we held a majority of our cash in a money market account.  Based on the current nature and levels of our investments we believe that we currently have no material market risk exposure.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has concluded that, as of January 31, 2007 and April 30, 2006, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements.  Additionally, this control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of January 31, 2007 and April 30, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, other than those noted below, that occurred during our quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness

We have developed a plan to address the above-referenced material weakness that includes adding additional professional accounting personnel.  In April 2006, we hired a full-time controller with national public accounting firm experience.  We will continue to assess the adequacy and appropriateness of our financial staff and adjust accordingly as changes in our business warrant.  Although we are not certain when the material weakness will be remediated, we will need a period of time over which to demonstrate that these controls are functioning appropriately to conclude that we have adequately remediated it.  We may be unable to achieve appropriate segregation of duties required for effective internal control over financial reporting until we are able to increase the size of our finance department beyond its present level. We currently lack the resources necessary to expand such staffing.

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

Given the nature of arbitration, it is reasonably possible that we may be expected to pay certain amounts in connection with this claim.  As of January 31, 2007, we have not recorded an accrual for this matter since the amount to be paid, if any, cannot be reasonably estimated.

ITEM 5   OTHER INFORMATION

We are filing herewith a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act.  Such Cautionary Statement, which appears as Exhibit 99 to this report, is incorporated by reference in response to this Item 5.

ITEM 6   EXHIBITS

See “Index to Exhibits.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: March 15, 2007	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

	By	/s/ Eapen Chacko
Eapen Chacko
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as Amended (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

10	Production Services Agreement between MedicalCV, Inc. and Minnetronix, Inc., dated December 6, 2006.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99	Cautionary Statement.