Form 10QSB
period 2007-07-31
MEDICALCV INC
filed 2007-09-14
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

Yes  ☐  No  ☒

As of September 7, 2007, the issuer had outstanding 9,839,724 shares of common stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one)  ☐  Yes  ☒  No

PART I

FINANCIAL INFORMATION

ITEM 1  CONDENSED FINANCIAL STATEMENTS

MEDICALCV, INC.

CONDENSED BALANCE SHEETS

	July 31, 2007	April 30, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,687,210	$8,950,983
Prepaid expenses and other current assets	260,124	280,150
Current asset of discontinued operations	64,878	87,323
TOTAL CURRENT ASSETS	11,012,212	9,318,456
PROPERTY, PLANT AND EQUIPMENT, net	794,457	788,835
DEFERRED FINANCING COSTS, net	416,942	349,053
OTHER NONCURRENT ASSETS	15,600	15,600
TOTAL ASSETS	$12,239,211	$10,471,944

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current amount of related party lease obligation	$342,371	$334,633
Accounts payable	583,355	685,753
Accrued expenses	246,684	353,640
TOTAL CURRENT LIABILITIES	1,172,410	1,374,026
SECURED PROMISSORY NOTES, net of discount	6,331,633	4,248,173
RELATED PARTY LEASE OBLIGATION, less current amount	2,117,352	2,207,600
TOTAL LIABILITIES	9,621,395	7,829,799
COMMITMENTS AND CONTINGENCIES
5% SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK $.01 par value; stated value $10,000 per share; 1,900 shares authorized; no shares issued and outstanding	—	—
SHAREHOLDERS’ EQUITY
Preferred stock; $.01 par value; 998,100 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; 24,000,000 shares authorized; 9,839,724 and 9,837,224 shares issued and outstanding	98,397	98,372
Additional paid-in capital	65,943,416	62,603,147
Accumulated deficit	(63,423,997)	(60,059,374)
TOTAL SHAREHOLDERS’ EQUITY	2,617,816	2,642,145
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY	$12,239,211	$10,471,944

See notes to condensed financial statements.

MEDICALCV, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended July 31,
	2007	2006
SALES	$23,200	$—
COST OF GOODS SOLD	1,392	—
GROSS PROFIT	21,808	—

OPERATING EXPENSES
Sales and marketing	290,833	390,682
General and administrative	1,274,496	2,217,613
Research and development	1,166,649	1,588,362
TOTAL OPERATING EXPENSES	2,731,978	4,196,657
LOSS FROM OPERATIONS	(2,710,170)	(4,196,657)

OTHER INCOME (EXPENSE)
Interest income	118,750	108,349
Interest expense	(751,577)	(37,235)
Other income	820	18,927
TOTAL OTHER (EXPENSE) INCOME	(632,007)	90,041

LOSS FROM CONTINUING OPERATIONS	(3,342,177)	(4,106,616)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(22,446)	9,054
NET LOSS	$(3,364,623)	$(4,097,562)

BASIC AND DILUTED NET (LOSS) EARNINGS PER COMMON SHARE
Continuing operations	$(0.34)	$(0.45)
Discontinued operations	(0.00)	0.00
NET LOSS	$(0.34)	$(0.45)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,838,175	9,122,941

See notes to condensed financial statements.

MEDICALCV, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended July 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(3,364,623)	$(4,097,562)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based compensation	433,392	673,240
Depreciation	36,268	31,000
Impairment of fixed assets	—	20,753
Gain from the sales of property, plant and equipment	—	(49,649)
Amortization of discount on secured promissory notes	272,522	—
Accrued interest and warrant expense on secured promissory notes	422,650	—
Amortization of deferred financing costs	31,149	1,821
Changes in operating assets and liabilities:
Prepaid expenses and other assets	42,471	(55,447)
Accounts payable	(118,923)	280,309
Accrued expenses	(106,956)	37,495
NET CASH USED BY OPERATING ACTIVITIES	(2,352,050)	(3,158,040)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,365)	(16,515)
Proceeds from the sales of property, plant and equipment	—	50,668
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(25,365)	34,153

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory notes and warrants, net of offering costs	4,196,152	—
Principal payments under related party lease obligation	(82,510)	(79,543)
Payments of fractional share interests	—	(229)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	4,113,642	(79,772)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,736,227	(3,203,659)
CASH AND CASH EQUIVALENTS
Beginning of year	8,950,983	10,351,570
End of period	$10,687,210	$7,147,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$25,256	$37,235
NONCASH INVESTING AND FINANCING ACTIVITIES
Purchases of property, plant and equipment in accounts payable	$16,525	$—
Fair value of warrants issued in connection with secured promissory notes	$2,970,000	$—

See notes to condensed financial statements.

MEDICALCV, INC.
Notes to Condensed Financial Statements

1.                 Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements included herein have been prepared by MedicalCV, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007.

The balance sheet as of July 31, 2007, the statements of operations for the three months ended July 31, 2007 and 2006, and the statements of cash flows for the three months ended July 31, 2007 and 2006 include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2008.

2.                 Going Concern

The Company’s financial statements as of and for the three months ended July 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue in the foreseeable future. As of July 31, 2007, the Company had an accumulated deficit of $63,423,997. The level of cash required for operations during the remaining quarters of fiscal year 2008 is difficult to predict, and management anticipates that continued development and full commercialization of its ablation systems will require additional capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional debt or equity financing as it continues to develop and commercialize its ablation systems. However, the Company may not be able to obtain such financing on acceptable terms or at all. If the Company is unable to obtain such additional financing, it will be required to significantly revise its business plan and drastically reduce operating expenditures such that it may not be able to develop or enhance its products, gain market share, or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial condition and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.                 Net (Loss) Earnings per Common Share

Basic net (loss) earnings per common share was computed by dividing the net (loss) income to common shareholders by the weighted average number of common shares outstanding. Diluted net (loss) earnings per common share reflects the potential dilution that could occur if holders of warrants, options, and other derivative instruments that are not anti-dilutive convert their holdings into common stock. Diluted net (loss) earnings per common share does not differ from basic net (loss) earnings per common share in the three months ended July 31, 2007 and 2006 due to the loss from continuing operations which would cause the potentially dilutive shares to be anti-dilutive. Options and warrants outstanding to purchase 3,763,045 and 2,159,351 shares of common stock were excluded from the computation for the three months ended July 31, 2007 and 2006, respectively, because the loss from continuing operations would cause such shares to be anti-dilutive.

4.      Secured Promissory Notes

On April 20, 2007 and June 15, 2007, the Company entered into Secured Note Purchase Agreements for the issuance and sale of 11% Secured Promissory Notes (“11% Notes”) and warrants for the purchase of the Company’s common stock as follows:

Holder	11% Notes Issued at Closing	Shares Issuable upon Exercise of Warrants Issued at Closing
1st Closing on April 20, 2007
Whitebox (1)	$8,000,000	1,200,000

2nd Closing on June 15, 2007
Whitebox (1)	2,000,000	300,000
Potomac (2)	1,500,000	224,998
Other accredited investors	1,000,000	150,000
	4,500,000	674,998
Total Initial Issuance at Closings	$12,500,000	1,874,998

(1)          Represents a related party entity that is an affiliate of Whitebox Advisors, LLC (“Whitebox”), a beneficial owner of more than 10% of the Company’s common stock.

(2)          Represents related party entities that are affiliates of Potomac Capital Management, LLC (“Potomac”), a beneficial owner of more than 5% of the Company’s common stock.

The 11% Notes are secured by a first priority security interest in the Company’s assets.  The Secured Note Purchase Agreements contain a restrictive covenant that prohibits the Company from issuing more than an aggregate of $12,500,000 of 11% Notes. The Company has the right to prepay the 11% Notes, subject to a premium payment of 8% if prepayment is made within the first year; 6% if prepayment is made within the second year; and 3% if prepayment is made within the third year. The prepayment premium does not apply if the prepayment of the 11% Notes is a result of a change of control.

The principal amount of each 11% Note and any accrued but unpaid interest is due and payable three years following the respective date of issuance of each note. During the first year, interest on the 11% Notes will accrue and be added to the principal balance of the note. Within 30 days following the end of the first year from issuance of each note, the Company is obligated to issue to each holder an interest accrual warrant for the purchase of the number of shares of the Company’s common stock that is equal to the quotient obtained by dividing 60% of the accrued interest for the first year by $4.00. During the second and third years from issuance of each note, the Company has the option each quarter to either (i) pay the accrued interest on each note on or before the 15th day following the end of such quarter or (ii) allow the interest for such quarter to accrue and be added to the principal balance of the note and issue to each holder, within 30 days following the end of such quarter, an interest accrual warrant for the purchase of the number of shares of the Company’s common stock that is equal to the quotient obtained by dividing 60% of the accrued interest for the quarter by $4.00. The form of each interest accrual warrant provides for a term of five years and an exercise price of $4.00 per share, subject to basic and, for 12 months from the date issued, full-ratchet anti-dilution adjustments. In addition, the form of interest accrual warrant contains a cashless exercise feature and a provision that restricts exercise to the extent that, after exercise, the holder would otherwise beneficially own in excess of 9.99% of the Company’s common stock outstanding.

The warrants issued at the 1st and 2nd closings (“Closing Warrants”) of the 11% Notes for the purchase of an aggregate of 1,874,998 shares of the Company’s common stock have a term of five years from their respective dates of issuance and have exercise prices of $4.00 per share, subject to basic and, for 12 months from their respective dates of issuance, full-ratchet anti-dilution adjustment provisions. The Closing Warrants contain a provision that restricts exercise to the extent that, after exercise, the holder would otherwise beneficially own in excess of 9.99% of the Company’s common stock outstanding. In addition, the Closing Warrants had a cashless exercise right as to any shares the SEC would have not permitted the Company to include in the resale registration statement and any reductions imposed by the SEC in the number of shares covered by the resale registration statement would have been made on a pro-rata basis.  The Company filed a registration statement on August 6, 2007, which became effective on August 13, 2007, to enable the resale of the shares of common stock underlying the Closing Warrants. The Company is required to use commercially reasonable efforts to keep the registration statement current, effective and free from any material misstatement or omission to state a material fact for a specified period, not to exceed 2 years from the effective date of the registration statement. The Company is not required to register for resale the shares of common stock underlying the interest accrual warrants.

The Company used the Black-Scholes-Merton formula to estimate the fair value of the 1st and 2nd Closing Warrants for the purchase of an aggregate of 1,200,000 and 674,998 shares, respectively, of the Company’s common stock using the following assumptions:

	1st Closing Warrant (issued April 20, 2007)	2nd Closing Warrants (issued June 15, 2007)
Expected term	5.0 years	5.0 years
Volatility	106.7%	105.9%
Risk free interest rate	4.6%	5.1%
Expected dividend rate	0%	0%

The fair value of the warrants issued at the 1st and 2nd closings were estimated to be $3,804,000 and $2,970,000, respectively.  The fair value of each Closing Warrant was recorded as a discount to the principal balance of each 11% Note and is amortized into interest expense, using the effective interest rate method, over the 3-year term of each 11% Note. The impact of the discount created from the issuance of the Closing Warrants and 11% interest rate on the principal balance of each note results in an effective interest rate of 41% and 64% for the 1st and 2nd Closings, respectively.

The Company used the Black-Scholes-Merton formula to estimate the fair value of the first-year interest accrual warrants required to be issued within 30 days following the end of the first year of the 1st and 2nd Closings of the 11% Notes for the purchase of an aggregate of 132,000 and 74,250 shares of the Company’s common stock, respectively, using the following assumptions:

1st Year Interest Accrual Warrants
Expected term	5.0 years
Volatility	104.6%
Risk free interest rate	4.6%
Expected dividend rate	0%

Interest expense of $695,172, which included $272,522 of amortization of the discount created from the Closing Warrants, $280,938 of accrued interest on the 11% Notes, and $141,712 of expense related to the interest accrual warrants to be issued within 30 days following the end of the first year of each respective issuance of each 11% Note, was included in the statement of operations for the three months ended July 31, 2007.

The Company paid a 6% commission on the gross proceeds of each closing to the placement agent and certain expenses incurred by the holders and placement agent associated with this transaction. Total financing costs of $892,000 were incurred by the Company associated with the aggregate of $12,500,000 in financing. The Company capitalized $407,523 as deferred financing costs and this amount will be amortized into interest expense over the 3-year term of each respective 11% Note. The remaining $484,477 in financing costs reduced the amount recorded in additional paid-in capital associated with the fair value of the Closing Warrants.

The secured promissory notes, net of discount, outstanding at July 31, 2007 consisted of the following:

	1st Closing (Due April 2010)	2nd Closing (Due June 2010)	Total
11% Secured Promissory Notes and accrued interest	$8,245,246	$4,562,213	$12,807,459
Unamortized discount remaining	(3,566,779)	(2,909,047)	(6,475,826)
Net balance at July 31, 2007	$4,678,467	$1,653,166	$6,331,633

5.                 Management Incentive Plan

The Company’s Management Incentive Plan (“MIP”) provides an additional performance incentive to all executive officers and managers identified by the Chief Executive Officer and approved by the Compensation Committee of the Company’s Board of Directors. Subject to applicable award opportunity levels described below, the total dollar value of the annual cash bonus, paid no later than 50 days after the performance year, for each participant is calculated as follows:  (corporate achievement level times base salary times 70%) plus (individual achievement level times base salary times 30%). The Board of Directors, upon the recommendation of the Compensation Committee, set the following minimum, target and maximum payouts under the MIP as a percentage of base salary for the fiscal year ending April 30, 2008:

	Minimum	Target	Maximum
Chief Executive Officer	20%	30%	45%
All other participants	15%	25%	30%

Based on management’s current estimate of the anticipated achievement of at least the minimum level of performance, the Company has recorded an expense of $34,530 in the statement of operations for the three months ended July 31, 2007.

6.                 Income Taxes

On May 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, the Company had accounted for tax contingences in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies.

As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining whether it is more-likely-than-not that a tax position will be sustained by the relevant tax authority upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  For tax positions that meet the more-likely-than-not recognition threshold, the amount recognized in the financial statements is the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

On May 1, 2007, the date of adoption of FIN 48, the Company applied FIN 48 to all tax positions within the statute of limitations. The adoption of FIN 48 did not result in a cumulative adjustment to the Company’s accumulated deficit and the Company determined that it had no unrecognized tax benefits as of May 1, 2007. Therefore, the impact of implementing FIN 48 did not impact the effective tax rate. As of May 1, 2007, the Company did not have any significant tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change during the next twelve months.

The Company’s policy is to recognize and classify interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense in the statement of operations.  As of the date of adoption of FIN 48 on May 1, 2007, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits, and the Company did not recognize any interest or penalties in the statement of operations for the three months ended July 31, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As of July 31, 2007, the Company was not under examination by the Internal Revenue Service (“IRS”) or any state taxing jurisdiction in connection with the Company’s income taxes.  However, all of the Company’s federal and state tax returns within the statue of limitations remain open and subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2003.

In connection with the adoption of FIN 48 on May 1, 2007, the Company commenced an analysis of its historical equity transactions with respect to ownership changes within the meaning of Internal Revenue Code Section 382 (“§382”).  The Company is in the process of completing the analysis necessary to establish ownership change dates and quantify the amount of pre-change net operating loss carryforwards that will be limited.  Preliminary analysis indicates that the limitation could be significant; however, the Company has historically recorded a full valuation allowance to offset its deferred tax assets and, as such, the final determinations will not require an adjustment to the Company’s accumulated deficit.

7.                 Employment Agreements and Severance Commitments

Employment agreements with five officers of the Company as of July 31, 2007 contain a provision for payments of up to twelve months severance if the employment of the officer is terminated without cause by the Company or for good reason by the officer as defined in the agreements. The agreements also contain various other provisions customary for agreements of such nature.

Vice President, Finance and Chief Financial Officer

On June 28, 2007, the Company entered into an amendment to the restated Executive Employment Agreement with Eapen Chacko, the Company’s Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Chacko’s departure from the Company. Pursuant to the amendment, Mr. Chacko’s employment will terminate on September 15, 2007. It was agreed that Mr. Chacko would fully participate as the Company’s Vice President, Finance and Chief Financial Officer in the preparation and filing of: 1) Form 10-KSB for the fiscal year ended April 30, 2007; 2) registration statement on Form SB-2 to register for resale the shares underlying the warrants sold in the April and June 2007 financings; 3) post-effective amendments to the three existing resale registration statements; and 4) the Form 10-QSB for the quarter ended July 31, 2007.  Performance of such job responsibilities is a condition to the payment of compensation, benefits, and severance.  Mr. Chacko’s compensation and benefits will continue to be paid at their current rates through the date of termination. Except for the severance described below, Mr. Chacko is no longer eligible for bonus or other incentive compensation.

Subject to the performance conditions above and set forth in the amendment, Mr. Chacko is entitled to a lump sum severance payment of six months base salary on the date of termination and may be entitled to monthly installments of base salary beginning six months after the date of termination. In addition to these severance payments, the Company has agreed to pay or reimburse Mr. Chacko for medical (COBRA) benefits as set forth in the employment agreement. The Company has recorded an expense of $42,500 in the results of operations for the three months ended July 31, 2007 related to the lump sum severance payment of $100,000 Mr. Chacko may be eligible to receive on the date of termination.  If Mr. Chacko is not reemployed or serving as an independent contractor, Mr. Chacko may be eligible for monthly installments of base salary of $16,667 beginning six months after the date of termination and such payments will cease on the earlier of: 1) the date Mr. Chacko is reemployed or serves as an independent contractor; and 2) six months.

Former Vice President, Regulatory Affairs and Quality Assurance

On May 31, 2007, the Company entered into a letter agreement amending certain provisions of the Executive Employment Agreement with Dennis E. Steger, then the Company’s Vice President, Regulatory Affairs and Quality Assurance, who advised the Company of his plan to retire.  Mr. Steger’s employment terminated on July 1, 2007 and, in lieu of any severance compensation payable under the Executive Employment Agreement with Mr. Steger, the Company paid Mr. Steger $20,000 and issued to Mr. Steger a fully vested non-qualified stock option in the form used with the Company’s executive officers under the Amended and Restated 2001 Equity Incentive Plan for the purchase of 5,734 shares of the Company’s common stock on July 1, 2007.  The stock option issued to Mr. Steger on July 1, 2007, which has an exercise price of $5.50 per share and expires on January 1, 2008, resulted in a non-cash share-based compensation expense of $8,911 in the three months ended July 31, 2007.

8.                 Shareholders’ Equity

Share-Based Compensation Expense

Share-based compensation expense included in the statement of operations is as follows:

	Three months ended July 31,
	2007	2006
Sales and marketing	$14,620	$22,054
General and administrative (1)	281,139	530,841
Research and development (2)	137,633	120,345
Total share-based compensation	$433,392	$673,240

(1)          Includes $13,750 of share-based compensation expense in the three months ended July 31, 2007 related to a restricted stock award for 2,500 shares, which vested immediately, and was granted under the Company’s Amended and Restated 2001 Equity Incentive Plan.

(2)          Includes $13,566 and $14,910 of share-based compensation expense in the three months ended July 31, 2007 and 2006, respectively, related to stock options granted under the Company’s Amended and Restated 2001 Equity Incentive Plan to non-employees serving on the Company’s scientific advisory board.

As of July 31, 2007, there was $2,444,832 of total unrecognized share-based compensation cost. The Company expects that cost to be recognized over a weighted-average remaining recognition period of 2.2 years.

Share-Based Awards

The Company has the following shareholder approved stock option and equity incentive plans as of July 31, 2007:

	Shares of Common Stock Reserved	Shares of Common Stock Remaining Available for Grant
1992 Stock Option Plan	50,000	—
1993 Director Stock Option Plan	30,000	—
1997 Stock Option Plan	50,000	5,500
2001 Equity Incentive Plan (1)	600,000	257,819
2005 Director Stock Option Plan	100,000	36,154
Total	830,000	299,473

(1)             The Amended and Restated 2001 Equity Incentive Plan provides for awards to be granted in the form of stock options, restricted stock, performance awards, restricted stock units, and/or tax offset payments.

In addition to the shareholder approved plans, the Company had stock options outstanding outside of the Company’s authorized plans for the purchase of an aggregate of 504,307 shares of the Company’s common stock as of July 31, 2007.

The following table summarizes information about the Company’s stock options for the three months ended July 31, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding, April 30, 2007	895,454	$8.78
Granted	80,234	5.48
Forfeited/Expired	(19,379)	9.42
Outstanding, July 31, 2007	956,309	8.49	5.97	$27,075
Vested and expected to vest, July 31, 2007	822,975	8.58	5.88	$23,257
Exercisable, July 31, 2007	472,388	9.20	5.39	$—

(1)           This disclosure excludes those options that have no intrinsic value (i.e. those options that are out-of-the-money using the closing market price of the Company’s common stock on July 31, 2007 of $4.25 per share).

As of July 31, 2007, the exercise prices of stock options outstanding ranged from $3.00 to $28.60 per share and the stock options expire at various dates through June 29, 2017. The exercise price of a stock option is set at the closing market price of the Company’s common stock on the grant date. Stock options typically vest over four years and have a maximum contractual term of ten years. Substantially all awards provide for accelerated vesting if there is a change in control. There were no stock options exercised in the three months ended July 31, 2007 and 2006.

The Company used the Black-Scholes-Merton formula to estimate the grant date fair value of its stock options using the following assumptions:

	Three months ended July 31,
	2007	2006
Weighted average grant-date fair value	$4.08	$6.25
Expected dividend rate (1)	0%	0%
Risk free interest rate (2)	4.6 to 5.0%	5.0 to 5.1%
Expected term (3)	0.5 to 6.3 years	5.0 to 6.3 years
Expected volatility (4)	99.0 to 105.9%	111.1 to 111.2%
Weighted-average volatility	104.5%	111.1%

(1)    Expected dividend rate—The Company has not historically paid a cash dividend to common shareholders and does not expect to pay dividends in the future.

(2)    Risk free interest rate—The Company used yield rates on U.S. Treasury securities for a period approximating the expected term of the award.

(3)    Expected term—Due to the limited number of stock options exercised historically, the Company elected to use the “simplified” method for estimating the expected term of options as allowed under SEC Staff Accounting Bulletin 107. Under this approach, the expected term was calculated by taking the average of the vesting term and the original contract term.

(4)    Expected volatility—The Company used at least three years of historical monthly price observations to estimate volatility.

On June 27, 2007, the Company granted to the chairperson of the Company’s Board of Directors a restricted stock award for 2,500 shares of the Company’s common stock.  The 2,500 shares, which had a fair value of $5.50 per share on the date of grant, vested immediately and had an aggregate grant date fair value of $13,750.

Warrants

In connection with various financings and other activities, the Company has warrants outstanding for the purchase of the Company’s common stock. The following table summarizes information about all warrants for the three months ended July 31, 2007:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding, April 30, 2007	2,498,075	$5.80
Issued	674,998	4.00
Impact of anti-dilution features	2,276	0.02
Outstanding, July 31, 2007	3,175,349	5.41	5.93	$831,871

(1)    This disclosure excludes those warrants that have no intrinsic value (i.e. those warrants that are out-of-the-money using the closing market price of the Company’s common stock on July 31, 2007 of $4.25 per share).

As of July 31, 2007, the exercise prices of the warrants ranged from $3.25 to $29.50 per share and the warrants expire at various dates through March 3, 2015. As of July 31, 2007, warrants for the purchase of 1,915,994 shares of the Company’s common stock contained a full-ratchet anti-dilution provision with a weighted average exercise price of $3.98 per share and warrants for the purchase of 707,405 shares of the Company’s common stock contained a weighted-average anti-dilution provision with a weighted average exercise price of $3.97 per share.

9.                 Litigation

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

The U.S. District Court for the District of Connecticut has referred the matter to NASD arbitration. The Company believes that JGSG’s lawsuit is without merit and intends to vigorously defend itself. Given the nature of arbitration, however, it is reasonably possible that the Company may be expected to pay certain amounts in connection with this claim. Since this is a breach of contract claim, it may not be covered by the Company’s insurance. As of July 31, 2007, the Company has not recorded an accrual for this matter since the amount to be paid, if any, cannot be reasonably estimated.

10.          Discontinued Operations

On April 6, 2005, the Company’s Board of Directors authorized management to discontinue sales and marketing of heart valves effective April 30, 2005, and to seek a buyer for the related production equipment. The carrying amount of asset of discounted operations as of July 31, 2007 consisted of a prepaid insurance policy which is amortized to the loss from discontinued operations over the policy period.

11.          Subsequent Event

On September 7, 2007, Michael A. Brodeur agreed to join the Company as Vice President, Finance and Chief Financial Officer, effective September 17, 2007.  Mr. Brodeur will assume these roles following the September 15, 2007 resignation of Eapen Chacko, the Company’s current Vice President, Finance and Chief Financial Officer. The Company entered into an employment agreement with Mr. Brodeur, pursuant to which Mr. Brodeur will receive an annual base salary of $225,000 and is eligible to receive performance-based cash bonuses.  Under the Company’s MIP, Mr. Brodeur is eligible to receive a pro-rated minimum bonus payout of 15%, target bonus payout of 25% and maximum bonus payout of 30% of base salary for fiscal year 2008.  The employment agreement provides that a severance payment will be made if the employment of Mr. Brodeur is terminated by the Company without cause, or by Mr. Brodeur for good reason.  The severance payment would be six months of base salary; and, if at the end of such six-month period, Mr. Brodeur was not employed or engaged as an independent contractor, the Company would pay him up to an additional six months of base salary until he is employed or engaged as an independent contractor.  In addition, Mr. Brodeur has agreed to certain nondisclosure and inventions provisions and certain noncompetition and nonrecruitment provisions during the term of employment and for a period of one year after termination of employment.

Contingent upon the commencement of his employment, the Company agreed to grant Mr. Brodeur a ten-year stock option under the Company’s Amended and Restated 2001 Equity Incentive Plan to purchase 98,397 shares of the Company’s common stock at a price per share equal to the per share closing price of the Company’s common stock on the date Mr. Brodeur commences his employment, with vesting of 25 percent on the first anniversary of the date of grant and 6.25 percent quarterly thereafter.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007, under the caption “Management’s Discussion and Analysis or Plan of Operation – Cautionary Statement.”

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

Overview

We are a medical device company that develops, manufacturers, and sells innovative, laser-based surgical ablation systems designed to create precise, clinically relevant lesions, or scars, in soft tissue and in cardiac tissue.  This process of creating lesions with an energy source is referred to as “ablation.”  Cardiac tissue ablations have become increasingly common for treating patients with irregular heartbeats (“arrhythmias”) that cannot be treated with lifestyle changes or medications.  Atrial fibrillation (“AF”) is the most commonly occurring cardiac arrhythmia.  Our long-term goal is to provide a stand-alone, closed chest, beating heart, minimally invasive surgical ablation treatment option for AF.

Our ATRILAZE™ Surgical Ablation System (“ATRILAZE System”), which has U.S. Food and Drug Administration (“FDA”) 510(k) clearance for ablating soft tissue to include cardiac tissue, utilizes laser energy, delivered through both rigid and malleable handheld wands, for cardiac tissue ablation in open-heart surgical procedures and robotically in stand-alone ablation procedures.  In November 2005, we began offering the ATRILAZE System to select centers in the U.S. for surgical ablation.

Our SOLAR™ Surgical Ablation System (“SOLAR System”), which has FDA 510(k) clearance for ablating soft tissue, includes a sophisticated computerized controller which serves to automate the movement and dosing of laser energy so as to deliver consistent, reproducible tissue ablation.  It is our goal to obtain an FDA clearance for cardiac tissue ablation in the future by providing appropriate clinical data.

Widespread adoption of our systems for the treatment of AF will likely require one or more clinical trials to provide safety and clinical efficacy data in support of a Premarket Approval (“PMA”).  We anticipate pursuing a labeling claim for AF through such a trial.

Our company was incorporated in Minnesota on March 30, 1992 and in April 2005 exited the mechanical heart valve business.

Critical Accounting Policies

For further discussion of our critical accounting policies and estimates, see our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007.  Also, see Note 6 in Part I, Item 1 “Condensed Financial Statements” for additional information on the adoption of FIN 48 on May 1, 2007.

Revenue Recognition.  We currently generate revenue from the sales of our single-use medical devices. There is no right of return unless the product is defective, damaged, or does not perform according to technical specifications.  Revenue is considered to be earned when there is a written sales invoice specifying the terms and conditions of the transaction; the price is fixed; collection of the resulting receivable is probable; title has transferred; and there are no remaining performance obligations, such as installation, set-up, or user training.

Share-Based Compensation.  We recognize share-based compensation expense, based on the grant-date fair value of the award, during the service period of share-based awards that are granted, modified, repurchased, or cancelled after May 1, 2006, the date of adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment. In addition, compensation expense is recognized for the remaining service period of awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value of the award. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award.  The amount of share-based compensation recognized is based on the value of the portions of the awards that are ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We use historical forfeitures and employee turnover to estimate the number of options that will actually vest.  We reevaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary.  Previously recognized compensation expense for the vested portion of share-based awards is not reversed if an award expires unexercised or if an award is forfeited due to employee termination.  No compensation cost is recognized for unvested awards that employees forfeit because the requisite service was not rendered.

Recent Accounting Pronouncements

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

Results of Operations for the Three Months Ended July 31, 2007 and 2006

Sales.  Sales of our ATRILAZE System single-use medical device of $23,200 were recognized as revenue in the three months ended July 31, 2007. Sales of the SOLAR System are not expected until we conduct the full commercial launch of such product in calendar year 2008.  We do not expect to generate material sales of the SOLAR System until the fiscal year ending April 30, 2009 at the earliest. Prior to November 2006, historical sales of our ATRILAZE System were recorded as a reduction of research and development expenses since the primary purpose of offering the device was to obtain clinical research information to assist in the development of the SOLAR System.  We anticipate that product revenue for the fiscal year ending April 30, 2008 will be limited to the single-use disposable components of the ATRILAZE and SOLAR Systems.

Cost of Goods Sold.  The historical cost of the ATRILAZE System single-use device inventory was previously recorded as research and development expense in the fiscal year ended April 30, 2006 since, at that time, it was believed to have no future economic value.  As a result, the cost of goods sold in the three months ended July 31, 2007 consisted exclusively of a 6% royalty expense.  The current replacement cost of the ATRILAZE System single-use device inventory, had it been included in cost of goods sold, would not have had a material impact on gross margins or net loss for the three months ended July 31, 2007.

Sales and Marketing.  Sales and marketing expenses decreased from $390,682 in the three months ended July 31, 2006 to $290,833 in the three months ended July 31, 2007.  The $99,849 decrease in sales and marketing expenses resulted primarily from a decrease in payroll expense in the three months ended July 31, 2007 compared to the three months ended July 31, 2006.  The three months ended July 31, 2006 included relocation expenses of $65,000 for our Vice President, Marketing and payroll expenses of our Vice President, Sales who terminated employment on March 31, 2007.

General and Administrative.  General and administrative expenses decreased from $2,217,613 in the three months ended July 31, 2006 to $1,274,496 in the three months ended July 31, 2007.  The $943,117 decrease in general and administrative expenses resulted primarily from a decrease of $329,878 in underwriter and consulting services, $205,399 in accounting services, $90,634 in document processing and printing, and $85,921 in legal services related primarily to a proposed public offering of our common stock that we decided not to pursue in the three months ended July 31, 2006.  The three months ended July 31, 2006 also included share-based compensation expense of $255,690 related to certain non-qualified stock options granted to non-employee directors for the purchase of our common stock that vested immediately.

Research and Development.  Research and development expenses decreased from $1,588,362 in the three months ended July 31, 2006 to $1,166,649 in the three months ended July 31, 2007.  The $421,713 decrease in research and development expenses resulted primarily from a reduction of $397,977 in external development of our controller component of our ablation systems.

Interest Expense.  Interest expense increased from $37,235 in the three months ended July 31, 2006 to $751,577 in the three months ended July 31, 2007.  The $714,342 increase in interest expense resulted primarily from the 11% Secured Promissory Notes (“11% Notes”) outstanding during the three months ended July 31, 2007.  The interest expense related to the 11% Notes consisted of $280,938 of accrued interest on the 11% Notes, $272,522 of amortization of the discount on the debt related to the warrants issued at each closing, and $141,712 of expense related to the interest accrual warrants to be issued within 30 days following the end of the first year of each respective issuance of each 11% Note.  Interest expense in the three months ended July 31, 2007 also included $29,328 in amortization of deferred financing costs related to the 11% Notes.

Discontinued Operations.  The loss from discontinued operations of $22,446 in the three months ended July 31, 2007 consisted of insurance expense from an insurance policy related to the heart valve business.  The income from discontinued operations of $9,054 in the three months ended July 31, 2006 consisted of insurance expense of $22,446 offset by a gain of $31,500 from the sale of fixed assets.

Income Tax Provision.  We have no income tax provision in the three months ended July 31, 2007 and 2006 due to the net operating losses generated for income tax reporting purposes.  We have established a valuation allowance to fully offset deferred tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses and changes in ownership.

Liquidity and Capital Resources

Cash and cash equivalents increased from $8,950,983 at April 30, 2007 to $10,687,210 at July 31, 2007 due to the following:

Net cash used by operating activities	$(2,352,050)
Net cash used by investing activities	(25,365)
Net cash provided by financing activities	4,113,642
Net increase in cash and cash equivalents	$1,736,227

Operating Activities.   The net cash used by operating activities of $2,352,050 in the three months ended July 31, 2007 resulted primarily from the net loss of $3,364,623 partially offset by non-cash interest expense of $726,321 and share-based compensation expense of $433,392. The net cash used by operating activities of $3,158,040 in the three months ended July 31, 2006 resulted primarily from the net loss of $4,097,562 partially offset by non-cash share-based compensation expense of $673,240.

Investing Activities.   The net cash used by investing activities of $25,365 in the three months ended July 31, 2007 resulted from purchases of property, plant and equipment. The net cash provided by investing activities of $34,153 in the three months ended July 31, 2006 resulted from cash proceeds from the sales of property, plant and equipment of $50,668 partially offset by purchases of property, plant and equipment of $16,515.

Financing Activities.   The net cash provided by financing activities of $4,113,642 in the three months ended July 31, 2007 resulted primarily from the $4,196,152 in net cash proceeds obtained from the June 2007 debt financing (described below) partially offset by payments under our related party lease obligation.  The net cash used by financing activities of $79,772 in the three months ended July 31, 2006 resulted primarily from payments under our related party lease obligation.

April and June 2007 Debt Financing.   On April 20, 2007 and June 15, 2007, we entered into Secured Note Purchase Agreements for the issuance and sale of 11% Notes and warrants for the purchase of our common stock as follows:

Holder	11% Notes Issued at Closing	Shares Issuable upon Exercise of Warrants Issued at Closing
1st Closing on April 20, 2007
Whitebox (1)	$8,000,000	1,200,000

2nd Closing on June 15, 2007
Whitebox (1)	2,000,000	300,000
Potomac (2)	1,500,000	224,998
Other accredited investors	1,000,000	150,000
	4,500,000	674,998
Total Initial Issuance at Closings	$12,500,000	1,874,998

(1)   Represents a related party entity that is an affiliate of Whitebox Advisors, LLC (“Whitebox”), a beneficial owner of more than 10% of our common stock.

(2)   Represents related party entities that are affiliates of Potomac Capital Management, LLC (“Potomac”), a beneficial owner of more than 5% of our common stock.

The 11% Notes are secured by a first priority security interest in our assets.  The Secured Note Purchase Agreements contain a restrictive covenant that prohibits us from issuing more than an aggregate of $12,500,000 of 11% Notes. We have the right to prepay the 11% Notes, subject to a premium payment of 8% if prepayment is made within the first year; 6% if prepayment is made within the second year; and 3% if prepayment is made within the third year. The prepayment premium does not apply if the prepayment of the 11% Notes is a result of a change of control.

The principal amount of each 11% Note and any accrued but unpaid interest is due and payable three years following the respective date of issuance of each note. During the first year, interest on the 11% Notes will accrue and be added to the principal balance of the note. Within 30 days following the end of the first year from issuance of each note, we are obligated to issue to each holder an interest accrual warrant for the purchase of the number of shares of our common stock that is equal to the quotient obtained by dividing 60% of the accrued interest for the first year by $4.00. During the second and third years from issuance of each note, we have the option each quarter to either (i) pay the accrued interest on each note on or before the 15th day following the end of such quarter or (ii) allow the interest for such quarter to accrue and be added to the principal balance of the note and issue to each holder, within 30 days following the end of such quarter, an interest accrual warrant for the purchase of the number of shares of our common stock that is equal to the quotient obtained by dividing 60% of the accrued interest for the quarter by $4.00. The form of each interest accrual warrant provides for a term of five years and an exercise price of $4.00 per share, subject to basic and, for 12 months from the date issued, full-ratchet anti-dilution adjustments. In addition, the form of interest accrual warrant contains a cashless exercise feature and a provision that restricts exercise to the extent that, after exercise, the holder would otherwise beneficially own in excess of 9.99% of our common stock outstanding.

The warrants issued at the 1st and 2nd closings (“Closing Warrants”) of the 11% Notes for the purchase of an aggregate of 1,874,998 shares of our common stock have a term of five years from their respective dates of issuance and have exercise prices of $4.00 per share, subject to basic and, for 12 months from their respective dates of issuance, full-ratchet anti-dilution adjustment provisions. The Closing Warrants contain a provision that restricts exercise to the extent that, after exercise, the holder would otherwise beneficially own in excess of 9.99% of our common stock outstanding. In addition, the Closing Warrants had a cashless exercise right as to any shares the SEC would have not permitted us to include in the resale registration statement and any reductions imposed by the SEC in the number of shares covered by the resale registration statement would have been made on a pro-rata basis.  We filed a registration statement on August 6, 2007, which became effective on August 13, 2007, to enable the resale of the shares of common stock underlying the Closing Warrants. We are required to use commercially reasonable efforts to keep the registration statement current, effective and free from any material misstatement or omission to state a material fact for a specified period, not to exceed 2 years from the effective date of the registration statement. We are not required to register for resale the shares of common stock underlying the interest accrual warrants.

We paid a 6% commission on the gross proceeds of each closing to the placement agent and certain expenses incurred by the holders and placement agent associated with this transaction. Total financing costs of $892,000 were incurred by us associated with the aggregate of $12,500,000 in financing.

Analysis

We expect to continue to incur operating losses and negative operating cash flow as we support the continued development and commence full commercial launch of our SOLAR System. We did not have any clinical-ready SOLAR System inventory at July 31, 2007. Once we have qualified, built, and released clinical-ready SOLAR System inventory, we anticipate that we will require several additional weeks to place the capital equipment in hospitals and train physicians on the use of our SOLAR System before we can commence the full commercial launch of such product. During fiscal year 2008, we plan to validate our technology, collect data, submit for expanded labeling, and submit clinical results for presentation and publication. We do not expect to generate material sales of the SOLAR System until fiscal year 2009, at the earliest. However, we anticipate that our general and administrative, research and development, and sales and marketing expenses will continue to constitute a material use of our cash resources. The actual amounts and timing of our expenditures will vary significantly depending upon the progress of our product development and the availability of financing. During the remaining quarters of our fiscal year ending April 30, 2008, we expect to incur capital expenditures aggregating approximately $200,000, including approximately $100,000 for facility and building improvements and approximately $100,000 for equipment. We anticipate using our available cash to fund such capital expenditures. Our cash balance of $10,687,210 at July 31, 2007, is expected to last through April 2008.

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

Debt financing, if available, may involve significant cash payment obligations, covenants and financial ratios that restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs. We issued an aggregate of $12,500,000 of 11% Notes in April and June 2007. Because we are contractually precluded from issuing additional 11% Notes, and substantially all of our assets are pledged to our existing lenders, our ability to fund continued operations through the issuance of debt is further restricted. Interest on our outstanding debt will accrue and be added to the principal balance during the first year. Thereafter, we will have the option to pay interest in cash, or have the interest accrue and be added to the principal balance and issue interest accrual warrants. Making interest payments in cash would reduce the cash available for other purposes; however, allowing such payments to accrue would prompt further dilution to shareholders through the issuance of interest accrual warrants.

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

•       reduce our reliance upon financing transactions; or

•       enable us to continue operations.

Commitments and Contingent Liabilities

Secured Promissory Notes.   On April 20, 2007 and June 15, 2007, we entered into Secured Note Purchase Agreements for the issuance and sale of an aggregate of $12,500,000 in 11% Notes.  The 11% Notes, and accrued interest, are due and payable three years following the respective date of issuance of each note.

Related Party Lease Obligation.   Simultaneous with the sale of our land and building in April 2003 to PKM Properties, LLC (“PKM”), an entity controlled by Paul K. Miller, we entered into a lease with PKM to lease back the building and a portion of the land.  Mr. Miller is one of our directors and one of the largest beneficial owners of our securities. The lease has a ten-year initial term with options for us to extend the lease up to ten additional years. Under certain conditions, we also have an option to purchase the building at the end of the initial ten-year term at the fair value at that time. We are also responsible for maintenance and operating costs, utilities and real estate taxes under the lease. In addition, the lease makes it our responsibility for any construction costs deemed necessary or required by the landlord in connection with the relocation or removal of the private septic system and/or drain field as well as costs associated with responding to any release of hazardous materials at the property.

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

We paid LightWave an initial standstill payment consisting of 1,500 shares of our common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in fiscal year 2004 and 2005. An additional $125,000 was paid to LightWave in January 2006. We will be obligated to pay an additional $385,000 within 45 days following our achievement of $1,500,000 of cumulative gross sales of disposable products. In addition, at closing, during fiscal year 2004, we issued to LightWave a warrant for the purchase of 2,500 shares of our common stock at $14.60 per share and, during fiscal year 2005, a warrant for the purchase of 2,500 shares of our common stock at $14.60 per share upon receiving an FDA 510(k) clearance. During fiscal year 2007, we issued to LightWave a warrant for the purchase of 2,500 shares of our common stock at $14.60 per share due to the receipt of a U.S. utility patent covering the product and a warrant for the purchase of 2,500 shares of our common stock at $14.60 per share due to the first commercial sale of our ATRILAZE System single-use device.

Following November 29, 2005, the date of the first commercial sale of our ATRILAZE System single-use device, we have agreed to make payments to LightWave for ten years equal to 6% of net sales of such product in countries in which we have patent protection, including the United States, and 4% of net sales of such product in countries in which there is no patent protection. These payments are due within 60 days following each fiscal quarter.

Commencing with the second year following the first commercial sale on November 29, 2005, we have agreed to make minimum annual payments as follows:

Annual Period Ending	Minimum Annual Payment
November 29, 2007	$50,000
November 29, 2008	$75,000
November 29, 2009	$100,000
November 29, 2010	$200,000
November 29, 2011	$300,000
November 29, 2012	$350,000
November 29, 2013	$350,000
November 29, 2014	$400,000
November 29, 2015	$500,000
Total minimum payments	$2,325,000

If we fail in any year to pay minimum annual payments, we may be obligated to grant LightWave a nonexclusive right to use the technology acquired from LightWave, or pay LightWave the difference between payments actually made and minimum payments due for a given year. If we discontinue the development or marketing of the product, we would have no further obligation to make the minimum annual payments due to LightWave. However, LightWave may, upon written request, obtain from us a license to use the intellectual property or, at our option, we may assign our rights in the intellectual property to LightWave.

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

Breach of Contract Claim Contingency.   J Giordano Securities LLC (“JGSG”) has asserted claims for, among other things, breach of contract.  The U.S. District Court for the District of Connecticut has referred the matter to arbitration.  We believe that JGSG’s claim is without merit and intend to vigorously defend ourselves.  Given the nature of arbitration, however, it is reasonably possible that we may be expected to pay certain amounts in connection with this claim.  Since this is a breach of contract claim, it may not be covered by our insurance.  As of July 31, 2007, we have not recorded an accrual for this matter since the amount to be paid, if any, cannot be reasonably estimated.

Severance Contingencies.   Employment agreements with five officers as of July 31, 2007 contain a provision for payments of up to twelve months severance if the employment of the officer is terminated without cause by us or for good reason by the officer as defined in the agreements. The agreements also contain various other provisions customary for agreements of such nature.

Severance Contract.   On June 28, 2007, we entered into an amendment to the restated Executive Employment Agreement with Eapen Chacko, our Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Chacko’s departure from our company. Pursuant to the amendment, Mr. Chacko’s employment will terminate on September 15, 2007. It was agreed that Mr. Chacko would fully participate as our Vice President, Finance and Chief Financial Officer in the preparation and filing of: 1) Form 10-KSB for the fiscal year ended April 30, 2007; 2) registration statement on Form SB-2 to register for resale the shares underlying the warrants sold in the April and June 2007 financings; 3) post-effective amendments to the three existing resale registration statements; and 4) the Form 10-QSB for the quarter ended July 31, 2007.  Performance of such job responsibilities is a condition to the payment of compensation, benefits, and severance.  Mr. Chacko’s compensation and benefits will continue to be paid at their current rates through the date of termination. Except for the severance described below, Mr. Chacko is no longer eligible for bonus or other incentive compensation.

Subject to the performance conditions above and set forth in the amendment, Mr. Chacko is entitled to a lump sum severance payment of six months base salary on the date of termination and may be entitled to monthly installments of base salary beginning six months after the date of termination. In addition to these severance payments, we have agreed to pay or reimburse Mr. Chacko for medical (COBRA) benefits as set forth in the employment agreement. We have recorded an expense of $42,500 in the results of operations for the three months ended July 31, 2007 related to the lump sum severance payment of $100,000 Mr. Chacko may be eligible to receive on the date of termination.  If Mr. Chacko is not reemployed or serving as an independent contractor, Mr. Chacko may be eligible for monthly installments of base salary of $16,667 beginning six months after the date of termination and will cease on the earlier of: 1) the date Mr. Chacko is reemployed or serves as an independent contractor; and 2) six months.

The following table summarizes our contractual obligations as of July 31, 2007, excluding the product liability contingency, the breach of contract claim contingency, and the severance contingencies, as described above:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Secured Promissory Notes (1)(2)	$17,238,030	$—	$17,238,030	$—
Related Party Lease Obligation (2)(3)	2,373,924	434,579	857,860	1,081,485
LightWave Minimum Payments (4)	2,325,000	50,000	175,000	2,100,000
Operating Lease (3)	15,668	5,530	10,138	—
Severance Contract (5)	200,000	183,333	16,667	—
Total Contractual Obligations	$22,152,622	$673,442	$18,297,695	$3,181,485

(1)    Future payment amount assumes we elect to exercise our option to allow interest payable to accrue and be added to the principal balance of the note.

(2)    Future payments include interest.

(3)    Excludes executory costs, such as taxes, repairs, and maintenance.

(4)    Excludes an additional $385,000 payable within 45 days following our achievement of $1,500,000 of cumulative gross sales of our ATRILAZE System single-use devices.

(5)    Future payment amount assumes Mr. Chacko is not reemployed or serving as an independent contractor prior to September 15, 2008.

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

Qualitative and Quantitative Disclosures about Market Risk

We are focusing substantially all of our resources on the development and introduction of our SOLAR System. Sales of our SOLAR System are not expected until we conduct the full commercial launch of such product. We expect that any sales will be in the U.S. denominated in U.S. dollars. Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. At July 31, 2007, we held a majority of our cash in a money market account. Based on the current nature and levels of our investments we believe that we currently have no material market risk exposure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our Company’s disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-QSB.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-QSB.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. District Court for the District of Connecticut has referred the matter to NASD arbitration. We believe that JGSG’s lawsuit is without merit and intend to vigorously defend ourselves. Given the nature of arbitration, however, it is reasonably possible that we may be expected to pay certain amounts in connection with this claim. Since this is a breach of contract claim, it may not be covered by our insurance. As of July 31, 2007, we have not recorded an accrual for this matter since the amount to be paid, if any, cannot be reasonably estimated.

ITEM 6   EXHIBITS

See “Index to Exhibits.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: September 14, 2007	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

	By	/s/ Eapen Chacko
Eapen Chacko
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as Amended (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

3.2	Bylaws of the Registrant (incorporated by reference to our Registration Statement on Form SB-2, filed on August 31, 2001 (File No. 333-68884)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock Certificate (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

10.1

Amendment to Secured Note Purchase Agreement between the Registrant and Whitebox Ready Ltd., dated June 15, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on June 15, 2007 (File No. 000-33295)).

10.2

Amendment to Warrant Agreement between the Registrant and Whitebox Ready Ltd., dated June 15, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on June 15, 2007 (File No. 000-33295)).

10.3

Secured Note Purchase Agreement between the Registrant and Whitebox Ready Ltd., Craig-Hallum Partners LP, ASA Opportunity Fund, L.P., Burguete Investment Partnership LP, Potomac Capital Partners LP, Potomac Capital International Ltd. and Pleaides Investment Partners-R LP, dated June 15, 2007, including form of Secured Promissory Note, forms of Closing Warrant and Interest Warrant, and form of Security Agreement and UCC Financing Statement (incorporated by reference to our Current Report on Form 8-K, filed on June 15, 2007 (File No. 000-33295)).

10.4

Amendment to Executive Employment Agreement by and between Eapen Chacko and the Registrant, dated June 28, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on June 29, 2007 (File No. 000-33295)).

10.5	Non-Employee Director Compensation Policy, as amended and restated on August 16, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on August 21, 2007 (File No. 000-33295)).

10.6	Management Incentive Plan, adopted August 16, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on August 21, 2007 (File No. 000-33295)).

10.7

Executive Employment Agreement, effective September 17, 2007, by and between the Registrant and Michael A. Brodeur (incorporated by reference to our Current Report on Form 8-K, filed September 11, 2007 (File No. 000-33295)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1

Amendment to Executive Employment Agreement by and between Dennis E. Steger and the Registrant, dated May 31, 2007 (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2007 (File No. 000-33295)).