Form 10QSB
period 2008-01-31
MEDICALCV INC
filed 2008-03-14
CIK 1144284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

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

Yes  ☐  No  ☒

As of March 7, 2008, the issuer had outstanding 9,984,724 shares of common stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one)  ☐  Yes  ☒  No

PART I

FINANCIAL INFORMATION

ITEM 1  CONDENSED FINANCIAL STATEMENTS

MEDICALCV, INC.

CONDENSED BALANCE SHEETS

	January 31, 2008	April 30, 2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,034,086	$8,950,983
Prepaid expenses and other current assets	176,331	280,150
Current asset of discontinued operations	19,986	87,323
TOTAL CURRENT ASSETS	4,230,403	9,318,456

PROPERTY, PLANT AND EQUIPMENT, net	749,754	788,835
DEFERRED FINANCING COSTS, net	344,873	349,053
OTHER NONCURRENT ASSET	—	15,600
TOTAL ASSETS	$5,325,030	$10,471,944

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Current amount of related party lease obligation	$358,075	$334,633
Accounts payable	833,957	685,753
Accrued payroll	478,902	353,640
TOTAL CURRENT LIABILITIES	1,670,934	1,374,026

SECURED PROMISSORY NOTES, net of discount	7,694,634	4,248,173
RELATED PARTY LEASE OBLIGATION, less current amount	1,934,339	2,207,600
TOTAL LIABILITIES	11,299,907	7,829,799

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock; $.01 par value; 1,000,000 and 998,100 shares authorized; no shares issued and outstanding	—	—
Common stock; $.01 par value; 49,000,000 and 24,000,000 shares authorized; 9,839,724 and 9,837,224 shares issued and outstanding	98,397	98,372
Additional paid-in capital	66,884,177	62,603,147
Accumulated deficit	(72,957,451)	(60,059,374)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	(5,974,877)	2,642,145
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$5,325,030	$10,471,944

See notes to condensed financial statements.

MEDICALCV, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007

SALES	$26,100	$11,200	$78,300	$11,200
COST OF GOODS SOLD	1,566	1,596	4,698	1,596
GROSS PROFIT	24,534	9,604	73,602	9,604

OPERATING EXPENSES
Sales and marketing	625,416	361,824	1,268,891	1,158,698
General and administrative	1,348,277	899,799	4,285,623	3,657,007
Settlement of legal matter	—	—	750,000	—
Research and development	1,735,263	1,456,710	4,517,948	5,199,361
TOTAL OPERATING EXPENSES	3,708,956	2,718,333	10,822,462	10,015,066
LOSS FROM OPERATIONS	(3,684,422)	(2,708,729)	(10,748,860)	(10,005,462)

OTHER INCOME (EXPENSE)
Interest income	61,619	65,737	292,556	247,108
Interest expense	(866,495)	(27,234)	(2,374,871)	(94,241)
Other income (expense)	(621)	883	435	20,608
TOTAL OTHER INCOME (EXPENSE)	(805,497)	39,386	(2,081,880)	173,475

LOSS FROM CONTINUING OPERATIONS	(4,489,919)	(2,669,343)	(12,830,740)	(9,831,987)
LOSS FROM DISCONTINUED OPERATIONS	(22,445)	(22,445)	(67,337)	(35,837)
NET LOSS	$(4,512,364)	$(2,691,788)	$(12,898,077)	$(9,867,824)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
Continuing operations	$(0.46)	$(0.27)	$(1.30)	$(1.05)
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)
TOTAL NET LOSS PER COMMON SHARE	$(0.46)	$(0.27)	$(1.31)	$(1.05)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,839,724	9,837,224	9,839,208	9,410,206

See notes to condensed financial statements.

MEDICALCV, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended January 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(12,898,077)	$(9,867,824)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based compensation	1,233,992	1,456,427
Depreciation	115,074	134,904
Gain from the sales of property, plant and equipment	—	(45,973)
Warrant expense related to technology purchase agreement	—	15,300
Amortization of discount related to secured promissory notes	944,266	—
Accrued interest related to secured promissory notes	972,195	—
Accrued interest accrual warrant expense related to secured promissory notes	281,874	—
Amortization of deferred financing costs	103,217	5,463
Changes in operating assets and liabilities:
Prepaid expenses and other assets	186,756	57,116
Accounts payable	148,204	(235,827)
Accrued payroll	125,262	17,465
NET CASH USED BY OPERATING ACTIVITIES	(8,787,237)	(8,462,949)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(75,993)	(203,117)
Proceeds from the sales of property, plant and equipment	—	50,668
NET CASH USED BY INVESTING ACTIVITIES	(75,993)	(152,449)

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory notes and warrants, net of offering costs	4,196,152	—
Principal payments under related party lease obligation	(249,819)	(240,829)
Proceeds from issuance of common stock and warrants, net of offering costs	—	2,190,000
Payments of fractional share interests	—	(229)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,946,333	1,948,942

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,916,897)	(6,666,456)
CASH AND CASH EQUIVALENTS
Beginning of year	8,950,983	10,351,570
End of period	$4,034,086	$3,685,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$73,319	$94,241
NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued in connection with secured promissory notes	$2,970,000	$—

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

The condensed balance sheet as of January 31, 2008, the condensed statements of operations for the three and nine months ended January 31, 2008 and 2007, and the condensed statements of cash flows for the nine months ended January 31, 2008 and 2007 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments and an adjustment for the settlement of a legal matter, necessary for a fair presentation of the financial results for the respective interim periods and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending April 30, 2008.

2.                 Going Concern

The Company’s condensed financial statements as of and for the three and nine months ended January 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has sustained losses and negative cash flows from operations in recent years and expects these conditions to continue in the foreseeable future. As of January 31, 2008, the Company had an accumulated deficit of $72,957,451. The amount of cash required to fund operations during the remaining quarter of the fiscal year ending April 30, 2008 and beyond is difficult to predict.  Nonetheless, management anticipates that it will be required to raise additional capital in order to continue operations beyond April 30, 2008.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek debt and/or equity financing in order to continue operations. However, the Company may not be able to obtain such financing on acceptable terms or at all. If the Company is unable to obtain such financing, the Company will be unable to continue operations. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.                 Net Loss per Common Share

Basic net loss per common share was computed by dividing the net loss to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per common share reflects the potential dilution that could occur if holders of warrants, options, and other derivative instruments that are not anti-dilutive convert their holdings into common stock. Diluted net loss per common share does not differ from basic net loss per common share for the three and nine months ended January 31, 2008 and 2007 due to the loss from continuing operations which would cause the potentially dilutive shares to be anti-dilutive. Options and warrants outstanding to purchase 4,208,527 and 2,218,010 shares of common stock were excluded from the computation for the three months ended January 31, 2008 and 2007, respectively, because the loss from continuing operations would cause such shares to be anti-dilutive. Options and warrants outstanding to purchase 4,043,989 and 2,166,073 shares of common stock were excluded from the computation for the nine months ended January 31, 2008 and 2007, respectively, because the loss from continuing operations would cause such shares to be anti-dilutive.

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

The Company used the Black-Scholes-Merton formula to estimate the fair value of the first-year interest accrual warrants required to be issued within 30 days following the end of the first year of the 1st and 2nd Closings of the 11% Notes for the purchase of an aggregate of 132,000 and 74,250 shares of the Company’s common stock, respectively, using the following assumptions:

1st Year Interest Accrual Warrants
Expected term	5.0 years
Volatility	108.8%
Risk free interest rate	2.8%
Expected dividend rate	0%

Interest expense related to the secured promissory notes of $807,147, which included $335,873 of amortization of the discount created from the Closing Warrants, $345,629 of accrued interest on the 11% Notes, and $125,645 of expense related to the interest accrual warrants to be issued within 30 days following the end of the first year of the respective issuance of each 11% Note, was included in the condensed statement of operations for the three months ended January 31, 2008.

Interest expense related to the secured promissory notes of $2,198,335, which included $944,266 of amortization of the discount created from the Closing Warrants, $972,195 of accrued interest on the 11% Notes, and $281,874 of expense related to the interest accrual warrants to be issued within 30 days following the end of the first year of the respective issuance of each 11% Note, was included in the condensed statement of operations for the nine months ended January 31, 2008.

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

The secured promissory notes, net of discount, outstanding at January 31, 2008 consisted of the following:

	1st Closing (Due April 2010)	2nd Closing (Due June 2010)	Total
11% Secured Promissory Notes and accrued interest	$8,687,650	$4,811,066	$13,498,716
Unamortized discount remaining	(3,138,848)	(2,665,234)	(5,804,082)
Net balance at January 31, 2008	$5,548,802	$2,145,832	$7,694,634

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

(Corporate achievement level  X  Base salary  X  70%)  +  (Individual achievement level  X  Base salary  X  30%).

The Board of Directors, upon the recommendation of the Compensation Committee, set the following minimum, target and maximum payouts under the MIP as a percentage of base salary for the fiscal year ending April 30, 2008:

	Minimum	Target	Maximum
Chief Executive Officer	20%	30%	45%
All other participants	15%	25%	30%

Based on management’s current estimate of the anticipated achievement of at least the minimum level of performance, the Company has recorded an expense of $42,972 and $114,848 in the condensed statement of operations for the three and nine months ended January 31, 2008, respectively.

6.                 Income Taxes

On May 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, the Company had accounted for tax contingences in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies.

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

The Company’s policy is to recognize and classify interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense in the statement of operations.  As of the date of adoption of FIN 48 on May 1, 2007, the Company did not have any accrued interest or penalties associated with unrecognized tax benefits, and the Company did not recognize any interest or penalties in the condensed statement of operations for the three and nine months ended January 31, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. As of January 31, 2008, the Company was not under examination by the Internal Revenue Service (“IRS”) or any state taxing jurisdiction in connection with the Company’s income taxes.  However, all of the Company’s federal and state tax returns within the statue of limitations remain open and subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2003.

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

7.                 Employment Agreements and Severance Commitments

As of January 31, 2008, employment agreements with five officers of the Company contain a provision for payments of up to twelve months severance if the employment of the officer is terminated without cause by the Company or for good reason by the officer as defined in the agreements. The agreements also contain various other provisions customary for agreements of such nature.

Current Vice President, Finance and Chief Financial Officer

On September 7, 2007, the Company entered into an Executive Employment Agreement with Michael A. Brodeur to join the Company as Vice President, Finance and Chief Financial Officer.  Effective September 17, 2007, Mr. Brodeur assumed these roles following the September 15, 2007 departure of Eapen Chacko, then the Company’s Vice President, Finance and Chief Financial Officer. Pursuant to the terms of the Executive Employment Agreement, Mr. Brodeur receives an annual base salary of $225,000 and is eligible to receive a pro-rated performance-based cash bonus under the Company’s MIP for the fiscal year ending April 30, 2008.  The Executive Employment Agreement provides that a severance payment will be made if Mr. Brodeur’s employment is terminated by the Company without cause, or by Mr. Brodeur for good reason.  The severance payment would be six months of base salary; and, if at the end of such six-month period, Mr. Brodeur is not employed or engaged as an independent contractor, the Company would pay him up to an additional six months of base salary until he is employed or engaged as an independent contractor.  In addition, Mr. Brodeur agreed to certain nondisclosure and inventions provisions and certain noncompetition and nonrecruitment provisions during the term of employment and for a period of one year after termination of employment.

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

Former Vice President, Finance and Chief Financial Officer

On June 28, 2007, the Company entered into an amendment to the restated Executive Employment Agreement with Eapen Chacko, then the Company’s Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Chacko’s departure from the Company. Pursuant to the amendment, Mr. Chacko’s employment terminated on September 15, 2007 and the Company paid Mr. Chacko a lump sum severance payment of $100,000. If Mr. Chacko is not reemployed or serving as an independent contractor, Mr. Chacko may be eligible for six monthly installments of base salary of $16,667 beginning March 15, 2008 and such payments will cease on the earlier of: 1) the date Mr. Chacko is reemployed or serves as an independent contractor; or 2) September 15, 2008. In addition to these severance payments, the Company agreed to pay or reimburse Mr. Chacko for medical (COBRA) benefits as set forth in the Executive Employment Agreement. The Company has recorded an expense of $100,000 in the condensed statement of operations for the nine months ended January 31, 2008 related to the lump sum severance payment of $100,000 paid to Mr. Chacko.

Former Vice President, Regulatory Affairs and Quality Assurance

On May 31, 2007, the Company entered into a letter agreement amending certain provisions of the Executive Employment Agreement with Dennis E. Steger, then the Company’s Vice President, Regulatory Affairs and Quality Assurance, who advised the Company of his plan to retire.  Pursuant to the agreement, Mr. Steger’s employment terminated on July 1, 2007 and, in lieu of any severance compensation payable under the Executive Employment Agreement with Mr. Steger, the Company paid Mr. Steger $20,000 and issued to Mr. Steger a fully vested non-qualified stock option under the Company’s Amended and Restated 2001 Equity Incentive Plan for the purchase of 5,734 shares of the Company’s common stock.  The stock option issued to Mr. Steger on July 1, 2007 had an exercise price of $5.50 per share, expired unexercised on January 1, 2008, and resulted in a non-cash share-based compensation expense of $8,911 for the nine months ended January 31, 2008.

8.                 Shareholders’ Equity

Authorized Capital

On October 11, 2007, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation. As a result of the amendment, the total authorized shares of all classes which the Company has authority to issue is 50,000,000, consisting of: (a) 1,000,000 shares of preferred stock, par value one cent ($0.01) per share; and (b) 49,000,000 shares of common stock, par value one cent ($0.01) per share. Prior to the amendment, the total authorized shares of all classes which the Company had authority to issue was 25,000,000 consisting of: (a) 1,900 shares of 5% Series A Redeemable Convertible Preferred Stock; (b) 998,100 shares of preferred stock, par value one cent ($0.01) per share; and (c) 24,000,000 shares of common stock, par value one cent ($0.01) per share.

Share-Based Compensation Expense

Share-based compensation expense included in the condensed statement of operations is as follows:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Sales and marketing	$19,449	$23,260	$50,800	$68,632
General and administrative (1)	272,602	242,426	821,943	1,019,494
Research and development (2)	110,044	126,531	361,249	368,301
Total share-based compensation	$402,095	$392,217	$1,233,992	$1,456,427

(1)          Includes $13,750 of share-based compensation expense in the nine months ended January 31, 2008 related to a restricted stock award granted on June 27, 2007 to the chairperson of the Company’s Board of Directors for 2,500 shares of the Company’s common stock under the Company’s Amended and Restated 2001 Equity Incentive Plan.  The 2,500 shares of common stock had a fair value of $5.50 per share on the date of grant, vested immediately, and had an aggregate grant date fair value of $13,750.

(2)          Includes $1,783 and $17,231 of share-based compensation expense for the three months ended January 31, 2008 and 2007, respectively, and $20,401 and $48,712 of share-based compensation expense for the nine months ended January 31, 2008 and 2007, respectively, related to stock options granted under the Company’s Amended and Restated 2001 Equity Incentive Plan to non-employees serving on the Company’s Scientific Advisory Board.

As of January 31, 2008, there was $2,413,161 of total unrecognized share-based compensation cost. The Company expects that cost to be recognized over a weighted-average remaining recognition period of 2.1 years.

Share-Based Awards

The Company has the following shareholder-approved stock option and equity incentive plans as of January 31, 2008:

	Shares of Common Stock
	Reserved	Outstanding (1)	Available for Grant
1992 Stock Option Plan	50,000	725	—
1993 Director Stock Option Plan	30,000	2,100	—
1997 Stock Option Plan	50,000	49,250	—
2001 Equity Incentive Plan (2)	1,400,000	351,350	1,045,150
2005 Director Stock Option Plan	300,000	128,846	171,154
Total	1,830,000	532,271	1,216,304

(1)          In addition, there are options outstanding for the purchase of 492,212 shares of common stock outside of shareholder-approved plans.

(2)          The Amended and Restated 2001 Equity Incentive Plan provides for awards to be granted in the form of stock options, restricted stock, performance awards, restricted stock units, and/or tax offset payments.

The following table summarizes information about the Company’s stock options for the three and nine months ended January 31, 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding, April 30, 2007	895,454	$8.78
Granted	80,234	5.48
Forfeited	(11,557)	9.48
Expired	(7,822)	9.33
Outstanding, July 31, 2007	956,309	8.49
Granted	186,897	2.37
Forfeited	(69,561)	5.93
Expired	(27,960)	13.74
Outstanding, October 31, 2007	1,045,685	7.43
Granted	10,000	1.91
Forfeited	(2,500)	5.50
Expired	(28,702)	5.90
Outstanding, January 31, 2008	1,024,483	7.42	6.2	$61,264
Vested and expected to vest, January 31, 2008	884,887	7.57	6.1	$45,810
Exercisable, January 31, 2008	539,740	8.74	5.4	$—

(1)             This disclosure excludes those options that have no intrinsic value (i.e. those options that are out-of-the-money using the closing market price of the Company’s common stock on January 31, 2008 of $2.65 per share).

As of January 31, 2008, the exercise prices of stock options outstanding ranged from $1.50 to $23.60 per share and such stock options expire at various dates through January 31, 2018. The exercise price of a stock option is set at the closing market price of the Company’s common stock on the grant date. Stock options typically vest over four years and have a maximum contractual term of ten years. Substantially all awards provide for accelerated vesting if there is a change in control (as defined in the applicable plan or award agreement). There were no stock options exercised in the three and nine months ended January 31, 2008 and 2007.

The Company used the Black-Scholes-Merton formula to estimate the grant date fair value of its stock options using the following assumptions:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Weighted average grant-date fair value	$1.61	$2.42	$2.57	$5.49
Expected dividend rate (1)	0%	0%	0%	0%
Risk free interest rate (2)	3.2 to 3.7%	4.8%	3.2 to 5.0%	4.8 to 5.1%
Expected term (3)	6.3 years	5.5 years	0.5 to 6.3 years	5.0 to 6.3 years
Expected volatility (4)	106.4 to 108.8%	104.2%	99.0 to 108.8%	104.2 to 111.2%
Weighted-average volatility	107.1%	104.2%	106.9%	110.0%

(1)             Expected dividend rate—The Company has not historically paid a cash dividend to common shareholders and does not expect to pay dividends in the future.

(2)             Risk free interest rate—The Company used yield rates on U.S. Treasury securities for a period approximating the expected term of the award.

(3)             Expected term—Due to the limited number of stock options exercised historically and discontinuation of the heart valve business, the Company elected to use the “simplified” method for estimating the expected term of options as described in SEC Staff Accounting Bulletin 110. Under this approach, the expected term was calculated by taking the average of the vesting term and the original contract term.

(4)             Expected volatility—The Company used historical monthly price observations for a period approximating the expected term of the award, if available, or at least four years to estimate volatility.

Warrants

In connection with various financings and other activities, the Company has warrants outstanding for the purchase of the Company’s common stock. The following table summarizes information about the Company’s warrants for the three and nine months ended January 31, 2008:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Outstanding, April 30, 2007	2,498,075	$5.80
Issued	674,998	4.00
Impact of anti-dilution features	2,276	0.02
Outstanding, July 31, 2007	3,175,349	5.41
Outstanding, October 31, 2007	3,175,349	5.41
Outstanding, January 31, 2008	3,175,349	5.41	4.2	$—

(1)          This disclosure excludes those warrants that have no intrinsic value (i.e. those warrants that are out-of-the-money using the closing market price of the Company’s common stock on January 31, 2008 of $2.65 per share).

As of January 31, 2008, the exercise prices of the warrants outstanding ranged from $3.25 to $29.50 per share and such warrants expire at various dates through March 3, 2015. As of January 31, 2008, warrants for the purchase of 1,915,994 shares of the Company’s common stock contain a full-ratchet anti-dilution provision and warrants for the purchase of 707,405 shares of the Company’s common stock contain a weighted-average anti-dilution provision with a current weighted average exercise price of $3.97 per share.

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

10.          Concentration of Customers and Products

All of the Company’s revenue in the three and nine months ended January 31, 2008 and 2007 was derived from the sales of a single product primarily to customers affiliated with physicians who also serve on the Company’s Scientific Advisory Board or are Company-paid consultants.

11.       Discontinued Operations

On April 6, 2005, the Company’s Board of Directors authorized management to discontinue sales and marketing of heart valves effective April 30, 2005, and to seek a buyer for the related production equipment. The carrying amount of asset of discounted operations as of January 31, 2008 consisted of a prepaid insurance policy which is amortized to the loss from discontinued operations over the three-year policy period ending April 20, 2008.

12.          Subsequent Events

On February 15, 2008, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, granted stock options that vest one-third on the first anniversary of completion of a financial milestone and vest one-third annually thereafter for the purchase of the Company’s common stock at $2.35 per share, with an expiration date of February 15, 2018, to the following individuals:

	Options
Marc P. Flores, President and Chief Executive Officer	100,000	(1)
Marc P. Flores, President and Chief Executive Officer	150,000
Michael A. Brodeur, Vice President, Finance and Chief Financial Officer	50,000	(1)
Adam L. Berman, Vice President, Research and Development	50,000	(1)
Robert W. Clapp, Vice President, Operations	50,000	(1)
Gary O. Tegan, Vice President, Marketing	50,000	(1)

(1)   Granted under the Company’s Amended and Restated 2001 Equity Incentive Plan.

On February 15, 2008, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, granted restricted stock awards under the Company’s Amended and Restated 2001 Equity Incentive Plan, which vest in their entirety on the fourth anniversary of the date of grant, assuming continuous employment, to the following individuals:

Shares
Marc P. Flores, President and Chief Executive Officer	85,000
Michael A. Brodeur, Vice President, Finance and Chief Financial Officer	15,000
Adam L. Berman, Vice President, Research and Development	15,000
Robert W. Clapp, Vice President, Operations	15,000
Gary O. Tegan, Vice President, Marketing	15,000

Also on February 15, 2008, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, amended the Company’s Amended and Restated 2001 Equity Incentive Plan, Amended and Restated 2005 Director Stock Option Plan, and Management Incentive Plan to exclude from the definition of a “change in control” an acquisition of the majority of the Company’s outstanding stock by acquisition of stock directly from the Company.  The amended definition of “change in control” also applies to the forms of awards under the plans and to the stand-alone non-qualified stock option agreements.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act.  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated.  Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007, under the caption “Management’s Discussion and Analysis or Plan of Operation — Cautionary Statement.”

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

Overview

We develop, manufacture and sell innovative, laser-based surgical ablation systems designed to create precise, clinically relevant lesions, or scars, in soft tissue and in cardiac tissue. We believe our laser-based systems, using a sub-millimeter fiber optic platform, provides a viable alternative to both existing surgical ablation procedures and catheter ablations. Our company was incorporated in Minnesota on March 30, 1992.  In April 2005, we exited the mechanical heart valve business and directed all of our resources to the development of ablation systems.

Our systems consist of both capital equipment and associated compatible single-use devices. The capital equipment consists of a laser generator and, where needed, a controller, both of which can be placed on a small mobile cart. We are placing capital equipment in hospitals and training physicians on the use of our laser technology. In May 2007, the first human clinical cases were completed using our SOLAR™ Surgical Ablation System (“SOLAR System”) and, in September 2007, the first SOLAR System port-based procedure was performed. Through March 7, 2008, 41 cases have been performed with our SOLAR System. We expect that product revenue for the remainder of calendar year 2008 will be limited to ATRILAZE™ Surgical Ablation System (“ATRILAZE System”) and SOLAR System single-use devices. During calendar year 2008, we plan to build out our sales force and collect clinical data for expanded indications and publications.

We received three separate U.S. Food and Drug Administration (“FDA”) 510(k) clearances of our ATRILAZE System for the ablation of soft tissue, including cardiac tissue, in November 2004, October 2005 and April 2006, respectively. We received FDA 510(k) clearance of our SOLAR System for the ablation of soft tissue, not including cardiac tissue, in March 2007. Unless and until we obtain FDA clearance or approval for the use of our SOLAR System for the ablation of cardiac tissue or, with respect to either system, for the treatment of atrial fibrillation (“AF”), we and others acting on our behalf may not promote our systems for such uses, make any claim that our systems are safe and effective for such uses, or proactively discuss or train physicians on the use of our systems in connection with such uses. While we cannot lawfully promote our systems for off-label use, similar ablation products are widely used by physicians, at their discretion, for the treatment of AF. Physicians are not restricted by the FDA from using these devices for AF in the practice of medicine. Human clinical trials and additional product development will be required to obtain FDA approval for the use of these products in AF, and it is our intent to conduct such clinical trials for the eventual approval of both products for AF.

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

Revenue Recognition. We currently generate revenue from sales of our single-use devices. Our revenue recognition policy is based on SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition and we consider revenue to be earned when all of the following elements are met:

•                  Persuasive evidence of an arrangement exists — We have a purchase order from the customer and we have generated an invoice identifying the terms of the sale;

•                  Delivery has occurred — We have delivered the device to the customer and have no remaining performance obligations, installation or training;

•                  Price is fixed — Customers do not have a right of return or refund but may receive a replacement if the device is defective; and

•                  Collection of the resulting receivable is reasonably assured.

Income Taxes. On May 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Previously, we had accounted for tax contingences in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies.

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

We establish a valuation allowance if it is more likely than not that all or a portion of the tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carryforwards, which comprise the majority of our deferred tax assets. As of April 30, 2007 and January 31, 2008, we established a valuation allowance to fully offset our deferred tax assets due to the uncertainty about generating sufficient future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses. In addition, future utilization of available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 (“§382”) as a result of changes in ownership.

In connection with the FIN 48 analysis, we analyzed our historical equity transactions with respect to ownership changes within the meaning of §382.  As a result of such analysis, we believe that an ownership change pursuant to §382 occurred on April 1, 2005 and approximately $20 million of federal and $3 million of state pre-change net operating loss carryforwards will be limited.  We have historically recorded a full valuation allowance to offset our deferred tax assets.

Share-Based Compensation. On May 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment, and elected the modified prospective application transition method. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance. As required by SFAS No. 123R, we recognize compensation expense during the service period of share-based awards that are granted, modified, repurchased, or cancelled after May 1, 2006 using the grant-date fair value of the award. In addition, compensation expense is recognized for the remaining service period of awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value of the award. In accordance with the modified prospective application transition method of SFAS No. 123R, prior period results were not restated. We have also implemented the SEC interpretations in SAB No. 107, Share-Based Payments, in connection with the adoption of SFAS No. 123R.

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

We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period of the award. The amount of share-based compensation recognized is based on the value of the portions of the awards that are ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Previously recognized compensation expense for the vested portion of share-based awards is not reversed if an award expires unexercised or if an award is forfeited due to employee termination. No compensation cost is recognized for unvested awards that employees forfeit because the requisite service is not rendered. We use historical forfeitures and employee turnover to estimate the number of share-based awards that will actually vest. We reevaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary.

Reclassifications

Certain reclassifications have been made to the condensed financial statements for the three and nine months ended January 31, 2007 to conform to the classifications in the condensed financial statements for the three and nine months ended January 31, 2008.  The reclassifications had no impact on net loss or shareholders’ equity.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for certain non-financial assets and liabilities until fiscal years beginning after November 15, 2008. We have not determined what, if any, impact the adoption of SFAS No. 157 for these certain non-financial assets and liabilities on May 1, 2009 will have on our financial statements. The remainder of SFAS No. 157 for financial assets and liabilities is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 for financial assets and liabilities on May 1, 2008 is not expected to have a material impact on our financial statements.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding the accounting for nonrefundable advance payments for goods or services received for use in future research and development activities.  As described in EITF Issue No. 07-3, nonrefundable advance payments for goods or services that will be used in future research and development activities should be deferred and capitalized.  EITF Issue No. 07-3 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The impact of the adoption of EITF Issue No. 07-3 on May 1, 2008 is not expected to have a material impact on our financial statements.

In December 2007, the SEC staff issued SAB 110 which expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. As previously determined upon the adoption of SFAS 123R on May 1, 2006, we have elected to use the “simplified” method for estimating the expected term of our option grants due to the lack of sufficient historical exercise data and the discontinuation of the heart valve business in fiscal year 2005.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51, which impacts the accounting and reporting standards for the noncontrolling interest, previously referred to as the minority interest, in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements which are applied retrospectively for all period presented. We will apply SFAS No. 160 beginning May 1, 2009 to any noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141.  SFAS No. 141R retains the acquisition method of accounting, previously referred to as the purchase method in SFAS No. 141, for business combinations, but impacts how an acquirer recognizes and measures the identifiable assets acquired; the liabilities assumed; any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We will apply SFAS 141R prospectively to any business combinations completed on or after May 1, 2009.

Results of Operations for the Three Months Ended January 31, 2008 and 2007

Sales. Sales of our ATRILAZE System single-use devices of $26,100 and $11,200 were recognized as revenue in the three months ended January 31, 2008 and 2007, respectively, primarily to customers affiliated with physicians who also serve on our Scientific Advisory Board or are company-paid consultants.

Cost of Goods Sold.  The historical cost of the ATRILAZE Systems was previously recorded as research and development expense in the fiscal year ended April 30, 2006 since, at that time, it was believed to have no future economic value because our primary focus was on the development of the SOLAR System.  As a result, the cost of goods sold in the three months ended January 31, 2008 and 2007 consisted primarily of a 6% royalty expense to LightWave Ablation Systems, Inc. (“LightWave”).

Sales and Marketing.  Sales and marketing expenses were $625,416 and $361,824 in the three months ended January 31, 2008 and 2007, respectively.  The $263,592 increase in sales and marketing expense resulted primarily from an increase in payroll expenses of $132,053 due to headcount additions and an increase in conventions, travel and entertainment expenses of $103,512 as we expanded our sales efforts.

General and Administrative.  General and administrative expenses were $1,348,277 and $899,799 in the three months ended January 31, 2008 and 2007, respectively.  The $448,478 increase in general and administrative expenses resulted primarily from an increase in payroll and contract labor in our finance and accounting department of $135,905 and an increase in consulting fees of $98,170 primarily due to our Sarbanes-Oxley compliance efforts.  In addition, legal and accounting expenses increased $112,403 in the three months ended January 31, 2008 related to corporate finance matters.

Research and Development.  Research and development expenses were $1,735,263 and $1,456,710 in the three months ended January 31, 2008 and 2007, respectively.  The $278,553 increase in research and development expenses resulted primarily from an increase in payroll and contract labor of $261,690 as part of our development and engineering activities to advance the design of the SOLAR System and build clinical evaluation units.

Interest Expense.  Interest expense of $866,495 in the three months ended January 31, 2008, which resulted primarily from the 11% Secured Promissory Notes (“11% Notes”), consisted of $345,629 of accrued interest on the 11% Notes, $335,873 of amortization of the discount related to the warrants issued at each closing of the 11% Notes, $125,645 of expense related to the interest accrual warrants to be issued within 30 days following the end of the first year of the respective issuance of each 11% Note, $33,960 in amortization of deferred financing costs related to the 11% Notes, $23,567 of interest on the related party lease obligation, and $1,821 in amortization of deferred financing costs related to the related party lease obligation. Interest expense of $27,234 in the three months ended January 31, 2007 resulted from the related party lease obligation.

Discontinued Operations.  The loss from discontinued operations of $22,445 in the three months ended January 31, 2008 and 2007 consisted of insurance expense from the amortization of a three-year prepaid insurance policy that expires on April 20, 2008 related to the discontinued heart valve business.

Income Tax Provision.  We have no income tax provision in the three months ended January 31, 2008 and 2007 due to the net operating losses generated for income tax reporting purposes.  We have established a valuation allowance to fully offset deferred tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses and changes in ownership.

Results of Operations for the Nine Months Ended January 31, 2008 and 2007

Sales. Sales of our ATRILAZE System single-use devices of $78,300 and $11,200 were recognized as revenue in the nine months ended January 31, 2008 and 2007, respectively, primarily to customers affiliated with physicians who also serve on our Scientific Advisory Board or are company-paid consultants. Prior to November 2006, historical sales of our ATRILAZE System single-use devices were recorded as a reduction of research and development expenses since the primary purpose of offering the device was to obtain clinical research information to assist in the development of the SOLAR System.

Cost of Goods Sold.  The historical cost of the ATRILAZE Systems was previously recorded as research and development expense in the fiscal year ended April 30, 2006 since, at that time, it was believed to have no future economic value because our primary focus was on the development of the SOLAR System.  As a result, the cost of goods sold in the nine months ended January 31, 2008 and 2007 consisted primarily of a 6% royalty expense to LightWave.

Sales and Marketing.  Sales and marketing expenses were $1,268,891 and $1,158,698 in the nine months ended January 31, 2008 and 2007, respectively.  The $110,193 increase in sales and marketing expenses resulted primarily from an increase in supplies, advertising, and promotional activities of $52,724 as we expanded our sales efforts and an increase in recruiting fees of $26,510 as we built our sales force.

General and Administrative.  General and administrative expenses were $4,285,623 and $3,657,007 in the nine months ended January 31, 2008 and 2007, respectively.  The $628,616 increase in general and administrative expenses resulted primarily from an increase in payroll and contract labor in our finance and accounting department of $272,298 and an increase in consulting fees of $94,943 primarily due to our Sarbanes-Oxley compliance efforts.  We incurred an increase in legal expenses of $381,704 in the nine months ended January 31, 2008 related to corporate finance matters and the settlement of the legal matter described below. We also experienced a reduction in accounting services of $157,370 in the nine months ended January 31, 2008 due primarily to a proposed primary offering of our common stock in the nine months ended January 31, 2007 that we decided not to pursue.

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

Research and Development.  Research and development expenses were $4,517,948 and $5,199,361 in the nine months ended January 31, 2008 and 2007, respectively.  The $681,413 decrease in research and development expenses resulted primarily from a reduction of external product development of our capital equipment for our systems of $1,315,572 offset partially by an increase in payroll costs of $452,741, an increase in recruiting fees of $98,000 and an increase in clinical studies of $67,761 as part of our development and engineering activities to advance the design of the SOLAR System and build clinical evaluation units.

Interest Expense.  Interest expense of $2,374,871 in the nine months ended January 31, 2008, which resulted primarily from the 11% Notes, consisted of $972,195 of accrued interest on the 11% Notes, $944,266 of amortization of the discount on the debt related to the warrants issued at each closing of the 11% Notes, $281,874 of expense related to the interest accrual warrants to be issued within 30 days following the end of the first year of the respective issuance of each 11% Note, $97,754 in amortization of deferred financing costs related to the 11% Notes, $73,319 of interest on the related party lease obligation, and $5,463 in amortization of deferred financing costs related to the related party lease obligation. Interest expense of $94,241 in the nine months ended January 31, 2007 resulted from the related party lease obligation.

Discontinued Operations.  The loss from discontinued operations of $67,337 in the nine months ended January 31, 2008 consisted of insurance expense from the amortization of a three-year prepaid insurance policy that expires on April 20, 2008 related to the discontinued heart valve business. The loss from discontinued operations of $35,837 in the nine months ended January 31, 2007 consisted of insurance expense of $67,337 from the prepaid insurance policy offset by a gain of $31,500 from the sale of fixed assets related to the discontinued heart valve business.

Income Tax Provision.  We have no income tax provision in the nine months ended January 31, 2008 and 2007 due to the net operating losses generated for income tax reporting purposes.  We have established a valuation allowance to fully offset deferred tax assets due to the uncertainty about our ability to generate the future taxable income necessary to realize these deferred tax assets, particularly in light of our history of significant operating losses and changes in ownership.

Liquidity and Capital Resources

Cash and cash equivalents decreased from $8,950,983 at April 30, 2007 to $4,034,086 at January 31, 2008 due to the following:

Net cash used by operating activities	$(8,787,237)
Net cash used by investing activities	(75,993)
Net cash provided by financing activities	3,946,333
Net decrease in cash and cash equivalents	$(4,916,897)

Operating Activities.   The net cash used by operating activities of $8,787,237 in the nine months ended January 31, 2008 resulted primarily from the net loss of $12,898,077 partially offset by non-cash interest expense of $2,301,552 and share-based compensation expense of $1,233,992. The net cash used by operating activities of $8,462,949 in the nine months ended January 31, 2007 resulted primarily from the net loss of $9,867,824 partially offset by non-cash share-based compensation expense of $1,456,427.

Investing Activities.   The net cash used by investing activities of $75,993 in the nine months ended January 31, 2008 resulted from purchases of property, plant and equipment. The net cash used by investing activities of $152,449 in the nine months ended January 31, 2007 resulted from purchases of property, plant and equipment of $203,117 partially offset by cash proceeds from the sales of property, plant and equipment of $50,668.

Financing Activities.   The net cash provided by financing activities of $3,946,333 in the nine months ended January 31, 2008 resulted primarily from the $4,196,152 in net cash proceeds obtained from the 2nd closing of the 11% Notes in June 2007 (described below) partially offset by payments under our related party lease obligation.  The net cash provided by financing activities of $1,948,942 in the nine months ended January 31, 2007 resulted primarily from the $2,190,000 in net cash proceeds obtained from the October 2006 private placement (described in our Annual Report on Form 10-KSB for the fiscal year ending April 30, 2007) partially offset by payments under our related party lease obligation.

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

Analysis

We expect to continue to incur operating losses and negative operating cash flow as we seek to drive market adoption of our ablation systems. We expect that sales of our single-use SOLAR and ATRILAZE devices in calendar year 2008 will be primarily to customers affiliated with physicians who also serve on our Scientific Advisory Board or are company-paid consultants. We anticipate that our general and administrative, research and development, and sales and marketing expenses will continue to constitute a material use of our cash resources. The actual amounts and timing of our expenditures will vary significantly depending upon the progress of our product launch and the availability of financing. In addition, we expect to incur costs associated with developing the necessary documentation and performing the required testing of our internal controls to meet the requirements of Section 404 of the Sarbanes-Oxley Act.

During the remaining quarter of our fiscal year ending April 30, 2008, we expect to incur capital expenditures aggregating approximately $50,000, including approximately $25,000 for facility and building improvements and approximately $25,000 for equipment. We anticipate using our available cash to fund such capital expenditures. Our cash and cash equivalents balance of $4,034,086 at January 31, 2008 is expected to last through the fiscal year ending April 30, 2008. During our third quarter ended January 31, 2008, we implemented a cash management strategy to preserve our available cash, and we will continue to monitor the need to adjust this strategy based on our capital resources.

Given the level of our capital resources, we require financing to continue operations. Because we are not generating positive cash flow from operations, we will be required to raise funds through public or private sales of equity securities or incur indebtedness. Our ability to fund our business plan depends on the availability of equity and debt financing, which is affected by prevailing economic conditions in the medical device industry and financial, business and other factors, some of which are beyond our control. We cannot assure you that we will obtain financing on favorable terms or at all. If we elect to raise capital through the issuance and sale of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution. In particular, as part of our April and June 2007 debt financing, we issued warrants for the purchase of an aggregate of 1,874,998 shares of common stock with an exercise price of $4.00 per share and we agreed to issue certain additional interest accrual warrants, all of which contain full-ratchet anti-dilution provisions for a period of 12 months from their respective dates of issuance. Such provisions may increase the dilution other shareholders suffer if we were to raise capital through the issuance and sale of equity securities.

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

We cannot assure you that our efforts to implement our business strategy will:

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

We paid LightWave an initial payment consisting of 1,500 shares of our common stock, $10,000 upon closing and an additional $30,000 to LightWave in installments in fiscal year 2004 and 2005. An additional $125,000 was paid to LightWave in January 2006. We will be obligated to pay an additional $385,000 within 45 days following our achievement of $1,500,000 of cumulative gross sales. In addition, at closing, during fiscal year 2004, we issued to LightWave a warrant for the purchase of 2,500 shares of our common stock at $14.60 per share and, during fiscal year 2005, a warrant for the purchase of 2,500 shares of our common stock at $14.60 per share upon receiving an FDA 510(k) clearance. During fiscal year 2007, we issued to LightWave a warrant for the purchase of 2,500 shares of our common stock at $14.60 per share due to the receipt of a U.S. utility patent covering the product and a warrant for the purchase of 2,500 shares of our common stock at $14.60 per share due to the first commercial sale of our ATRILAZE System single-use device.

We agreed to make payments to LightWave for ten years equal to 6% of net sales of such product in countries in which we have patent protection, including the United States, and 4% of net sales of such product in countries in which there is no patent protection. These payments are due within 60 days following each fiscal quarter.

Commencing with the second year following the first commercial sale on November 29, 2005, we agreed to make minimum annual payments. We paid LightWave $44,804 during the three months ended January 31, 2008 related to the difference between the first minimum annual payment for the annual period ended November 29, 2007 of $50,000 and cumulative payments actually made. The remaining minimum annual payments are as follows:

Annual Period Ending	Minimum Annual Payment
November 29, 2008	$75,000
November 29, 2009	$100,000
November 29, 2010	$200,000
November 29, 2011	$300,000
November 29, 2012	$350,000
November 29, 2013	$350,000
November 29, 2014	$400,000
November 29, 2015	$500,000
Total minimum payments	$2,275,000

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

Severance Contract. On June 28, 2007, we entered into an amendment to the restated Executive Employment Agreement with Eapen Chacko, then our Vice President, Finance and Chief Financial Officer, to reflect the mutual decision reached concerning Mr. Chacko’s departure from our company. Pursuant to the amendment, Mr. Chacko’s employment terminated on September 15, 2007 and we paid Mr. Chacko a lump sum severance payment of $100,000. If Mr. Chacko is not reemployed or serving as an independent contractor, Mr. Chacko may be eligible for six monthly installments of base salary of $16,667 beginning March 15, 2008 and such payments will cease on the earlier of: 1) the date Mr. Chacko is reemployed or serves as an independent contractor; or 2) September 15, 2008. In addition to these severance payments, we have agreed to pay or reimburse Mr. Chacko for medical (COBRA) benefits as set forth in the Executive Employment Agreement.

Product Liability Contingency. In March 2005, we became aware that a patient who was utilizing one of our heart valves from our discontinued heart valve business had died. We have not received any claims related to this matter but believe that any such claim would be covered by our existing liability insurance. Based upon the expectation that insurance would cover the cost of any claims after our payment of the deductible, we do not expect the ultimate resolution of this matter to have a material effect on our business, financial condition, operating results or cash flows.

Severance Contingencies. As of January 31, 2008, employment agreements with five officers contain a provision for payments of up to twelve months of severance if the employment of the officer is terminated without cause by us or for good reason by the officer as defined in the agreements.

The following table summarizes our contractual obligations as of January 31, 2008, excluding the product liability contingency and the severance contingencies, as described above:

	Payments Due By Period
Summary of Contractual Obligations	TOTAL	Less than One Year	Two to Three Years	Four or More Years
Secured Promissory Notes (1)(2)	$17,238,030	$—	$17,238,030	$—
Related Party Lease Obligation (2)(3)	2,158,552	442,889	839,648	876,015
LightWave Minimum Payments (4)	2,275,000	75,000	300,000	1,900,000
Severance Contract (5)	100,000	100,000	—	—
Total Contractual Obligations	$21,771,582	$617,889	$18,377,678	$2,776,015

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

Off-Balance Sheet Arrangements

Other than the LightWave minimum payments and severance contract as set forth above in “Commitments and Contingent Liabilities,” we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Qualitative and Quantitative Disclosures about Market Risk

We are focusing substantially all of our resources on the development and introduction of our surgical ablation systems. For the foreseeable future, we expect that sales will be in the U.S. denominated in U.S. dollars. Our interest income and expenses are sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. At January 31, 2008 and April 30, 2007, we held a majority of our cash in a money market account. Based on the current nature and levels of our investments, we believe that we currently have no material market risk exposure. Our general investing policy is to limit market and credit risk and the risk of principal loss. All liquid investments with maturities of three months or less are considered to be cash equivalents.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6   EXHIBITS

See “Index to Exhibits.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MedicalCV, Inc.

Date: March 14, 2008	By	/s/ Marc P. Flores
Marc P. Flores
President and Chief Executive Officer

	By	/s/ Michael A. Brodeur
Michael A. Brodeur
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as Amended (incorporated by reference to our Current Report on Form 8-K, filed on October 11, 2007 (File No. 000-33295)).

3.2	Bylaws of the Registrant, as Amended and Restated (incorporated by reference to our Quarterly Report on Form 10-QSB, filed on December 10, 2007 (File No. 000-33295)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate (incorporated by reference to Amendment No. 1 to our Registration Statement on Form SB-2, filed on June 6, 2006 (File No. 333-134315)).

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

10.1	First Amendment to the Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008 (File No. 000-33295)).

10.2	First Amendment to the Amended and Restated 2005 Director Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008 (File No. 000-33295)).

10.3	First Amendment to the Management Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008 (File No. 000-33295)).

10.4

Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2001 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008 (File No. 000-33295)).

10.5	Form of Stand-Alone Non-Qualified Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008 (File No. 000-33295)).

10.6	Form of Restricted Stock Award (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008 (File No. 000-33295)).

10.7	Form of Amendment to Previous Non-Qualified Stock Option Grants (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2008 (File No. 000-33295)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.